Form 10-Q
period 2018-09-30
Urovant Sciences Ltd.
filed 2018-11-13
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38667

Urovant Sciences Ltd.

(Exact Name of Registrant as Specified in its Charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (203) 318-9709

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2018, the registrant had 30,322,911 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share data)

	September 30, 2018	March 31, 2018
Assets		(Note 2)
Current assets:
Cash	$1,659	$7,194
Prepaid expenses and other current assets	11,757	5,196
Deferred initial public offering costs	2,201	—
Total current assets	15,617	12,390
Property and equipment, net	587	510
Other assets	84	84
Total assets	$16,288	$12,984

Liabilities and Shareholder's (Deficit) Equity
Current liabilities:
Accounts payable	$5,084	$833
Accrued expenses	9,875	3,595
Due to Roivant Sciences Ltd.	8,056	1,482
Total liabilities	23,015	5,910

Commitments and contingencies (Note 8)

Shareholder's (deficit) equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 20,025,098 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	1	1
Common shares subscribed	(1)	(1)
Shareholder receivable	(1,310)	(1,310)
Accumulated other comprehensive income	104	7
Additional paid-in capital	114,601	72,562
Accumulated deficit	(120,122)	(64,185)
Total shareholder's (deficit) equity	(6,727)	7,074
Total liabilities and shareholder's (deficit) equity	$16,288	$12,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development(1)	$20,664	$4,751	$48,009	$7,883
General and administrative(2)	3,664	219	7,788	553
Total operating expenses	24,328	4,970	55,797	8,436
Other income (expense):
Other income (expense)	(309)	59	(80)	(88)
Loss before provision for income taxes	(24,637)	(4,911)	(55,877)	(8,524)
Provision for income taxes	5	2	60	4
Net loss	$(24,642)	$(4,913)	$(55,937)	$(8,528)
Net loss per common share—basic and diluted	$(1.23)	$(0.25)	$(2.79)	$(0.60)
Weighted average common shares outstanding—basic and diluted	20,025,098	20,025,098	20,025,098	14,240,070

(1)

Includes $48 and $2,230 and $2,094 and $4,381 of costs allocated from RSL during the three and six months ended September 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 7).

(2)

Includes $537 and $1,679 and $149 and $370 of costs allocated from RSL during the three and six months ended September 30, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited; in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(24,642)	$(4,913)	$(55,937)	$(8,528)
Other comprehensive income (loss):
Foreign currency translation adjustment	317	(63)	97	81
Total other comprehensive income (loss)	317	(63)	97	81
Comprehensive loss	$(24,325)	$(4,976)	$(55,840)	$(8,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statement of Shareholder’s Equity (Deficit)

(unaudited; in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholder’s Equity
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	(Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions	—	—	—	—	40,244	—	—	40,244
Share-based compensation expense	—	—	—	—	1,215	—	—	1,215
Capital contribution – share-based compensation expense	—	—	—	—	580	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	—	97	97
Net loss	—	—	—	—	—	(55,937)	—	(55,937)
Balance at September 30, 2018	20,025,098	$1	$(1)	$(1,310)	$114,601	$(120,122)	$104	$(6,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(55,937)	$(8,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	—
Share-based compensation expense	1,795	1,771
Unrealized foreign currency translation adjustment	97	81
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,561)	4
Due to Roivant Sciences Ltd.	6,574	169
Accounts payable	3,801	18
Accrued expenses	5,802	1,322
Net cash used in operating activities	(44,344)	(5,163)
Cash flows from investing activities:
Purchases of property and equipment	(162)	—
Net cash used in investing activities	(162)	—
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	40,244	5,035
Initial public offering costs paid	(1,273)	—
Net cash provided by financing activities	38,971	5,035
Net change in cash	(5,535)	(128)
Cash—beginning of period	7,194	4,767
Cash—end of period	$1,659	$4,639
Non-cash financing activities:
Shareholder receivable for the sale of intellectual property rights in China recorded as a deemed capital contribution (see Note 5[B])	$—	$1,310
Unpaid initial public offering costs included in accounts payable and accrued expenses	$928	$—
Supplemental disclosure of cash paid:
Income taxes	$155	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder, or OAB. The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and pain associated with irritable bowel syndrome. The Company’s second product candidate, hMaxi-K, is a novel gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. In November 2016, the Company incorporated as its wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland and the Company’s principal operating subsidiary and (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America.

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, acquiring its product candidates, vibegron and hMaxi-K, and preparing for and advancing vibegron into clinical development. Vibegron was licensed from Merck Sharp & Dohme Corp. (“Merck”), a subsidiary of Merck & Co., in February 2017. hMaxi-K was licensed from Ion Channel Innovations, LLC (“ICI”) in August 2018. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

[B] Liquidity:

The Company has not historically been capitalized with sufficient funding to conduct its operations. Certain other costs of conducting the Company’s operations through September 30, 2018 were paid by Roivant Sciences Ltd., inclusive of its wholly owned subsidiaries (“RSL”), and will be reimbursed by the Company including amounts pursuant to services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”).

The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash, together with the net cash proceeds received from the closing of its initial public offering on October 1, 2018 of $131.8 million (see Note 9), will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements, and to enable it to announce top-line data from the Phase 3 clinical trial of vibegron for the treatment of OAB. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its’ spend, and the Company could use its available capital resources sooner than currently expected. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch vibegron or hMaxi-K. Accordingly, the Company will seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

The Company’s future operations are highly dependent on a combination of factors, including (1) the timely and successful completion of any additional financing; (2) the success of its research and development programs; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies, (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) regulatory approval and market acceptance of vibegron, hMaxi-K or any future product candidate.

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 and the condensed consolidated statement of shareholder’s equity (deficit) for the six months ended September 30, 2018 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018 and unaudited condensed consolidated financial statements and notes thereto for the three months ended June 30, 2018, included in the Company’s final prospectus dated September 26, 2018 filed with the Securities and Exchange Commission (“SEC”) on September 27, 2018.

The condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of USL and UHL, USG, and USI, USL’s wholly owned subsidiaries. USL has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On September 11, 2018, the Company’s board of directors approved a 1-for-3.7453 reverse share split of the Company’s authorized and issued and outstanding common shares. The reverse share split increased par value to $0.000037453. The reverse split became effective on September 13, 2018. The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse share split for all periods presented.

There have been no significant changes in the Company's accounting policies from those disclosed in its final prospectus filed with the SEC on September 27, 2018.

[B] Use of estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses and compensation expense allocated to the Company under its services agreements with RSI and RSG, as well as share-based compensation, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

[C] Financial instruments:

The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and amounts due to and from RSL. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

[D] Deferred initial public offering costs:

Deferred offering costs, which consisted of direct costs related to the Company’s initial public offering of its common shares, were capitalized in other current assets until the consummation of the initial public offering. These offering costs were reclassified to additional paid-in capital upon the closing of the Company’s initial public offering on October 1, 2018.

[E] Net loss per common share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholder by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholder by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. For the three and six months ended September 30, 2018 and 2017, there were 2,554,875 and 1,201,504 options to purchase common shares, respectively, that were not included in the calculation of diluted weighted-average number of common shares outstanding because they were anti-dilutive given the net loss of the Company.

[F] Recently issued accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position, results of operations and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2018-02 on April 1, 2018 did not have a material impact on the Company's condensed consolidated financial position, results of operations and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU No. 201-09”), to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items of the amendments in ASU No. 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial position, results of operations and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in shareholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on its consolidated financial position, results of operations and related disclosures.  The Company anticipates adopting SEC Release No. 33-10532 in its Form 10-Q filing as of and for the three and nine months ending December 31, 2018.

Note 3—License agreement

On August 24, 2018, the Company’s wholly owned subsidiary, USG, entered into an exclusive license agreement with ICI (the “ICI Agreement”) for the development and commercialization of hMaxi-K in exchange for the following consideration:

•	An initial one-time, non-refundable, non-creditable payment of $0.25 million;

•	Up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestones;

•	Up to an aggregate of $60.0 million upon the achievement of certain annual sales-based milestones; and

•

An escalating mid-to-high single-digit royalty on annual net sales of licensed products made by the Company, its affiliates or its sublicensees, subject to certain reductions as set forth in the ICI Agreement. The Company’s royalty obligations apply on a product-by-product and country-by-country basis and end upon the date on which the last valid claim of the licensed patents expires with respect to a given product in a given country.

The exclusive license under the ICI Agreement extends to all countries and territories worldwide.

For the consideration above, the Company received certain research and development historical records. The Company did not receive any material inventory of hMaxi-K, did not hire, or receive, any ICI employees working on hMaxi-K, and did not receive any research, clinical or manufacturing equipment. Additionally, the Company did not assume from ICI any contracts, licenses or agreements between ICI and any third party with respect to hMaxi-K. The Company will need to develop independently all clinical processes and procedures for its clinical trials through the use of internal and external resources once appropriate and acceptable resources have been identified and obtained.

The Company has evaluated the in-license agreement of hMaxi-K from ICI based on the applicable guidance in ASC No. 805, Business Combinations, and has determined that the in-process research and development asset (“IPR&D”) licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC No. 730, Research and Development, whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $0.25 million as research and development expense in the accompanying condensed consolidated statement of operations for the three and six months ended September 30, 2018.

Note 4—Accrued expenses

Accrued expenses at September 30, 2018 and March 31, 2018 consist of the following (in thousands):

	September 30, 2018	March 31, 2018

Research and development expenses	$7,751	$2,482
General and administrative expenses	616	429
Bonuses and other compensation expenses	1,150	549
Professional services expenses	287	90
Other expenses	71	45
Total accrued expenses	$9,875	$3,595

Note 5—Related party transactions

[A] Services agreements:

In May 2017, the Company entered into a formal services agreement with RSI effective January 17, 2017, as amended and restated on July 9, 2018, under which RSI agreed to provide certain administrative and research and development services to the Company during its formative period. Under this services agreement, the Company will pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined markup. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost.  The condensed consolidated financial statements also include third-party expenses that have been paid by RSI and RSL since the inception of the Company.

During the three and six months ended September 30, 2018 and 2017, RSL and RSI provided certain administrative and research and development services on behalf of the Company. Total compensation expense, inclusive of base salary, fringe benefits and share-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. A significant component of total compensation expense allocated back to the Company relates to the RSL common share awards and RSL options issued by RSL to RSL and RSI employees. The term of the RSI services agreement will continue until terminated upon 90 days’ written notice by RSI or by either USI or USG with respect to the services either such party receives thereunder.

In May 2017, USG entered into a separate services agreement with RSG effective as of January 17, 2017, as amended and restated on July 9, 2018, for the provision of services by RSG to USG in relation to the identification of potential product candidates and project management of clinical trials, as well as other services related to clinical development, administrative and financial activities. Under the terms of the services agreement, the Company is obligated to pay or reimburse RSG for the costs they, or third parties acting on their behalf, incur in providing services to USG, including administrative and support services, as well as research and development services. In addition, the Company is obligated to pay to RSG a pre-determined mark-up on the costs incurred directly by RSG in connection with any general and administrative and research and development services. The term of the RSG services agreement will continue until terminated by RSG or USG upon 90 days’ written notice.

Under the RSI and RSG services agreements, for the three and six months ended September 30, 2018 and 2017, the Company incurred expenses of $0.5 million and $3.3 million and $1.4 million and $3.0 million, respectively, inclusive of the mark-up. Based upon the service performed under the services agreements, amounts included in research and development expenses totaled $0.2 million and $2.1 million and $1.3 million and $2.7 million, and amounts included in general and administrative expenses totaled $0.3 million and $1.2 million and $0.1 million and $0.3 million during the three and six months ended September 30, 2018 and 2017, respectively.

[B] China intellectual property purchase agreement:

On June 12, 2017, USG and RSG entered into an intellectual property purchase agreement, as amended on May 22, 2018, pursuant to which USG assigned to RSG all of its rights, titles, claims and interests in and to all intellectual property rights under the Merck license agreement, solely as it relates to USG’s rights and obligations in China. The assignment is subject to the terms of the Merck license agreement, and RSG is obligated to make royalty and milestone payments owed under the Merck license agreement to USG, to the extent such payment obligations arise from the development, regulatory approval or sales of any vibegron product in China. In connection with this assignment, the Company also entered into a separate collaboration agreement with RSG on June 1, 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories.

The consideration for the assignment of the rights to China under the Merck license agreement was $1.8 million plus applicable Swiss VAT and was determined based on an independent third-party valuation. Since the in-process research and development asset acquired from Merck was expensed during the year ended March 31, 2017, the carrying value of the intellectual property rights transferred to RSG was $0. Since the assignment of such intellectual property rights from USG to RSG were between entities under common control with no carrying value, the Company accounted for the consideration of $1.8 million as a deemed capital contribution from its parent, RSL.  In July 2017, the Company received payment of $0.5 million under such agreement and the remaining consideration due of $1.3 million was classified within equity as a shareholder receivable in the accompanying condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018. The remaining consideration of $1.3 million was received in October 2018.

[C] Information sharing and cooperation agreement:

On July 9, 2018, the Company entered into an information sharing and cooperation agreement (the “Cooperation Agreement”) with RSL. The Cooperation Agreement, among other things: (1) obligates the Company to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of the Company’s subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement; however, the Company believes this agreement is material to its business and operations.

[D] Data sharing agreement:

On May 22, 2018, USG entered into a data sharing agreement (the “Data Sharing Agreement”) with Datavant, Inc. (“Datavant”), a subsidiary of the Company’s parent company, RSL. Pursuant to this Data Sharing Agreement, USG granted to Datavant a royalty-free, worldwide (excluding jurisdictions prohibited by the United States government), non-exclusive, irrevocable license to all data, subject to certain exceptions set forth in the Data Sharing Agreement, collected as part of clinical trials (but not prior to completion of such clinical trials and the publication or presentation of the data generated in connection with such clinical trials) or other patient-level data that is owned or licensed by USG and all other data mutually agreed by USG and Datavant, solely for Datavant to (1) use such data to develop its data or other analytics products (the “Datavant Products”), or (2) provide such data to third parties, subject to the limitations and conditions set forth in the Data Sharing Agreement, including limitations on providing such data to any third party that competes with USG. Pursuant to the Data Sharing Agreement, Datavant granted to USG a royalty-free, worldwide (excluding jurisdictions prohibited by the United States government), nonexclusive, irrevocable license to use all data, subject to certain exceptions set forth in the Data Sharing Agreement, owned or licensed by Datavant and applicable Datavant Products for such specified purposes as set forth in the Data Sharing Agreement. The Data Sharing Agreement has an initial term of two years and will automatically renew annually thereafter, subject to 30 days’ written notice of termination by either party. In addition, either party may terminate (1) upon a change of control of either party upon 60 days’ written notice or (2) upon 90 days’ written notice for an uncured material breach by the other party. No amounts have been paid or received under this agreement, however, the Company believes this agreement is material to its business and operations.

Note 6—Shareholder's equity (deficit)

For the three and six months ended September 30, 2018 and 2017, RSL made cash capital contributions of $21.7 million and $40.2 million and $4.5 million and $4.5 million, respectively. No additional common shares of the Company were issued in connection with these capital contributions as RSL owned 100% of the shares issued and outstanding.

In connection with the China intellectual property purchase agreement with RSG, USG assigned all of its rights, titles, claims and interests in and to all intellectual property rights under the Merck license agreement, solely as it relates to USG’s rights and obligations in China to RSG for cash consideration of $1.8 million. As RSG and USG are under common control, the consideration was recorded as a capital contribution from the Company’s parent, RSL (see Note 5[B]).

Note 7—Share-based compensation

Equity Incentive Plan:

On June 1, 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”), under which 2,002,509 common shares are reserved for grant.  On June 15, 2018, the Board of Directors approved an increase in the common shares reserved for grant under the 2017 Plan of 1,068,006 common shares. The 2017 Plan was approved by the Company’s shareholders in September 2018. In connection with the Company’s initial public offering, the 2017 Plan was amended effective upon the execution of the underwriting agreement related to the offering.  All references herein to our 2017 Plan will be deemed to refer to the 2017 Plan, as amended and restated, unless context otherwise requires.

Share-based awards under the 2017 Plan are subject to terms and conditions established by the Compensation Committee of the Company’s Board of Directors. The 2017 Plan provides for the grant of incentive options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory options, restricted share awards, restricted share unit awards, share appreciation rights, performance share awards and other forms of share compensation to its employees, including officers, consultants and directors. The 2017 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted shares.

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan will automatically increase on November 1, 2018 by 4% of the total number of common shares outstanding on October 31, 2018, and annually thereafter, for a period of ten years, from November 1, 2019 continuing through November 1, 2028, by 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date.  On November 1, 2018, the number of common shares authorized for issuance increased automatically by 1,212,916 shares in accordance with the evergreen provision of the 2017 Plan.

At September 30, 2018, a total of 515,640 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017

Risk-free interest rate	2.77% - 2.99%	2.01%	2.73% - 2.99%	2.01%
Expected term, in years	6.11	6.25	6.00 - 6.25	6.25
Expected volatility	67.2% - 67.9%	69.9%	67.2% - 68.4%	69.9%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through September 30, 2018 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2018	1,737,838	$3.84	$2.46	—	$—
Granted	817,571	$7.73	$5.24
Forfeited	(534)	$4.01	$2.48
Options outstanding at September 30, 2018	2,554,875	$5.08	$3.35	9.27	$17,767
Options exercisable at September 30, 2018	250,314	$3.86	$2.47	8.98	$2,038

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at September 30, 2018. At September 30, 2018, there were 250,314 vested or exercisable options outstanding.

Share-based compensation was as follows (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Share-based compensation recognized as:
Research and development	$293	$854	$565	$1,693
General and administrative	696	33	1,230	78
Total	$989	$887	$1,795	$1,771

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying interim condensed consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 7[B].

Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.

In connection with the Company’s initial public offering, the Company reassessed the fair value of: (1) 88,096 common shares underlying stock options granted in July 2018; and (2) 5,340 common shares underlying stock options granted in August 2018 to the Company’s employees with a weighted-average exercise price of $10.61 per common share. As a result, the Company determined that the reassessed fair value of the common shares underlying the stock options granted in July and August 2018 was $14.00 per common share, which was the initial public offering price of the Company’s common shares. Management believes the initial public offering price was a better reflection of the fair value of the common shares underlying these stock options based on market participants. The use of this higher fair value per common share increased the weighted-average fair value of the stock options granted in July and August 2018 to $9.58 per common share. Prior to the initial public offering, the fair value of the common shares underlying the Company’s stock options was estimated on each grant date by the Board of Directors. In order to determine the fair value of the Company’s common shares underlying granted stock options, the Board of Directors considered, among other things, timely valuations of the common shares prepared by an unrelated independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The use of this higher share price increased both recognized and unrecognized share-based compensation expense and thus the total fair value of the stock options granted in July and August 2018 increased by $0.3 million. During the three and six months ended September 30, 2018, the incremental fair value recognized was approximately $18,000.

Total unrecognized share-based compensation expense was approximately $7.3 million at September 30, 2018 and is expected to be recognized over a weighted-average period of 3.34 years.

[A] Stock options granted to employees and non-employees:

During the three and six months ended September 30, 2018, the Company granted options to purchase 133,251 common shares and 817,571 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price of $11.62 and $7.73, respectively, under the 2017 Plan.

For the three and six months ended September 30, 2018 and 2017, the Company recorded share-based compensation expense related to stock options issued to employees, directors and consultants of $0.9 million and $1.2 million and approximately $7,000 and $7,000, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

[B] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.1 million and $0.6 million and $0.9 million and $1.8 million for the three and six months ended September 30, 2018 and 2017, respectively.

Share-based compensation expense is allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.

The RSL common share awards and RSL options are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. Significant judgment and estimates were used to estimate the fair value of these RSL awards and RSL options, as they are not publicly traded. RSL common share awards and RSL options are subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value of each RSL common share award is based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option on the date of grant is estimated using the Black-Scholes option-pricing model.

Compensation expense will be allocated to the Company over the required service period over which these RSL common share awards and RSL options would vest and is based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.

RSL restricted stock unit (“RSUs”):

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and liquidity condition, if both are achieved within the requisite service period. As of September 30, 2018, the performance condition had not been met and was deemed not probable of being met.

For the three and six months ended September 30, 2018 and 2017, the Company recorded no share-based compensation expense related to the RSUs that were issued. At September 30, 2018, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

Note 8—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement (see Note 3), the Codexis enzyme supply agreement, the Kyorin information sharing collaboration agreement, and the services agreements with RSI and RSG (see Note 5[A]). In addition, the Company has entered into services agreements with third parties for pharmaceutical research and development and manufacturing activities and has a lease agreement for office space located in Irvine, California that expires in February 2020. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods, a nominal early termination fee, in certain cases, and the Company’s remaining obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops. As of September 30, 2018, the Company did not have any additional ongoing material financial commitments.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible.

During the three and six months ended September 30, 2018, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2018 included in the Company’s final prospectus dated September 26, 2018 filed with the SEC on September 27, 2018.

Note 9—Subsequent events

The Company has evaluated subsequent events through November 13, 2018, the date that the unaudited condensed consolidated financial statements were available to be issued and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the condensed consolidated financial statements.

[A] Initial public offering:

On September 26, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares was declared effective by the SEC.  In the initial public offering, which closed on October 1, 2018, the Company issued and sold 10,000,000 common shares at a price to the public of $14.00 per share. On October 18, 2018, the Company issued and sold an additional 297,813 common shares at the public offering price of $14.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option in the initial public offering. Our sole shareholder prior to the initial public offering, RSL, purchased 2,678,571 shares in the initial public offering at the public offering price of $14.00. The aggregate net proceeds to the Company from the initial public offering, inclusive of the proceeds from the partial over-allotment exercise, were $131.8 million after deducting underwriting discounts and commissions of $10.1 million and offering related expenses of approximately $2.3 million.

[B] Share-based compensation:

In October 2018, the Company granted options to purchase 130,967 common shares to certain employees of the Company, with a weighted-average exercise price of $13.65 under the 2017 Plan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018 and the unaudited interim condensed consolidated financial statements for the three months ended June 30, 2018 included in our final prospectus, filed with the United States Securities and Exchange Commission, or the SEC, on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly owned subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. We are currently evaluating vibegron in our 1,500+ patient, international pivotal Phase 3 clinical trial for the treatment of overactive bladder, or OAB. We have completed enrollment and expect to report top-line results from this clinical trial by the end of March 2019 and, if the results are positive, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in early 2020. OAB is a highly prevalent condition, with more than 30 million Americans over the age of 40 suffering from bothersome symptoms. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials in a total of over 2,600 OAB patients, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. Our ongoing Phase 3 clinical trial has a design similar to these clinical trials. We believe vibegron, if successful in meeting the efficacy endpoints in our pivotal Phase 3 EMPOWUR trial, and if approved by the FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a QTc signal at any of the human doses tested.

In addition to OAB, we are developing vibegron for two potential additional indications, the treatment of pain associated with irritable bowel syndrome, or IBS, and the treatment of OAB in men with benign prostatic hyperplasia, or BPH. Our investigational new drug application, or IND, was recently cleared by the FDA for a Phase 2a clinical trial for pain associated with IBS and we expect to commence this study in approximately 200 female patients by the end of 2018. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include a global rating scale and safety. We also expect to commence an approximately 1,000 patient Phase 3 clinical trial for OAB in men with BPH in the first quarter of 2019, testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial, subject to alignment with the FDA.

Our second product candidate, hMaxi-K, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We plan to initiate a proof-of-concept Phase 2a clinical trial in the second half of 2019 to evaluate the safety and efficacy of hMaxi-K in approximately 50 to 80 patients. Prior to initiation of this trial, we plan to discuss the nonclinical and clinical development program for hMaxi-K for the treatment of OAB with the FDA, including our Phase 2a clinical trial design and proposed efficacy endpoints of micturition frequency, urinary incontinence and urgency.

Our development programs and upcoming milestones are summarized in the following figure:

1.	Subject to alignment with the FDA on our Phase 3 clinical protocol.
2.	We plan to discuss the nonclinical and clinical development program for hMaxi-K for the treatment of OAB with the FDA, including our Phase 2a clinical trial design and proposed efficacy endpoints.

We intend to continue to expand our pipeline with the goal of creating a leading urology company by developing, commercializing and acquiring innovative therapies.

We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, acquiring the rights to vibegron and hMaxi-K, and conducting our pivotal Phase 3 EMPOWUR trial of vibegron in patients with OAB. We have not generated any revenue and have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vibegron, hMaxi-K and any future product candidates.

In October 2018, we completed our initial public offering, or IPO, in which we sold 10,297,813 common shares, including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were approximately $131.8 million, after deducting $10.1 million in underwriting discounts and commissions and $2.3 million in estimated offering expenses. We intend to use these proceeds to complete our international Phase 3 EMPOWUR trial for vibegron in patients with OAB and advance through completion of site activation and initiation of patient enrollment our planned Phase 3 clinical trial for vibegron for the treatment of OAB in men with BPH, our planned Phase 2a clinical trial for vibegron in patients with IBS-associated pain and our planned Phase 2a clinical trial for hMaxi-K for the treatment of OAB in patients who have not responded to oral pharmacological therapies. As of September 30, 2018, we had an accumulated deficit of $120.1 million. For the three and six months ended September 30, 2018, we recorded net losses of $24.6 million and $55.9 million, respectively.

Our Key Agreements

License and Collaboration Agreements

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan and certain other Asian territories, pursuant to our license agreement with Merck Sharp & Dohme Corp., or Merck, which we entered into in February 2017. Pursuant to this agreement, we made an upfront payment of $25.0 million to Merck during the year ended March 31, 2017. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the agreement.

In June 2017, we entered into an intellectual property purchase agreement with RSG, a wholly owned subsidiary of our parent company, RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under our license agreement with Merck to RSG, solely as it relates to any of our rights or obligations in China. In connection with this assignment, we also entered into a separate collaboration agreement with RSG in June 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories.

Vibegron is also being developed by Kyorin Pharmaceutical Co., Ltd., or Kyorin, for the treatment of OAB in Japan and certain other Asian territories. We entered into a collaboration agreement with Kyorin in August 2017. Pursuant to this agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. The remaining obligations under this agreement will be due upon the achievement of certain regulatory milestones by Kyorin in Japan and us in the United States, subject to certain conditions. In September 2018, Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB.

We received an exclusive license to develop, manufacture and commercialize hMaxi-K worldwide, pursuant to our license agreement with Ion Channel Innovations, LLC, or ICI, which we entered into in August 2018. Pursuant to this agreement, we made an upfront payment of $250,000 to ICI during the three and six months ended September 30, 2018. Additionally, we agreed to pay ICI up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestone events and up to an aggregate of $60.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay ICI tiered royalties in the mid-to-high single digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to certain reductions.

Services Agreements

Our operations are supported, in part, by our affiliates, Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of our parent company, Roivant Sciences Ltd., or RSL. RSI provides us with certain administrative, financial and research and development services, and RSG provides us with services in relation to the identification of potential product candidates, assistance with clinical trials and other development, administrative and financial activities, in each case, pursuant to the amended and restated services agreements entered into in July 2018, or the Services Agreements. Under the terms of the Services Agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us. In addition, we are obligated to pay to RSI and RSG a pre-determined markup on costs incurred by them in connection with any general and administrative and support services as well as research and development services. We expect that our reliance on RSI and RSG will decrease over time as we, our wholly owned subsidiary, Urovant Sciences, Inc., or USI, and any other future subsidiary of ours, continue to hire the necessary personnel to manage the development and potential commercialization of vibegron, hMaxi-K and any future product candidates.

Financial Operations Overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception. If we are able to successfully develop, receive regulatory approval for and commercialize vibegron, hMaxi-K or any future product candidate alone or in collaboration with third parties, we may generate revenue from vibegron, hMaxi-K or any such future product candidate.

Research and Development Expenses

Our research and development expenses to date have been attributed to the license of the rights to vibegron and hMaxi-K and the continued development of vibegron for OAB. We expect to increase the number of our research and development programs while maintaining our current research and development spend as we finish out our ongoing Phase 3 EMPOWUR trial for the treatment of OAB, and initiate and advance our planned Phase 3 clinical trial of vibegron for the treatment of OAB in men with BPH, our planned Phase 2a clinical trial of vibegron for the treatment of IBS-associated pain and our planned Phase 2a clinical trial for hMaxi-K for the treatment of OAB in patients who have not responded to oral pharmacological therapies. Research and development expenses will include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for our research and development personnel;
•

direct third-party costs (as well as third-party pass-through costs from RSL) such as expenses incurred under agreements with clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of vibegron on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates;

•	other expenses, which include the costs of consultants who assist with research and development activities not specific to a program; and
•	depreciation expense for assets used in research and development activities.

Research and development activities will continue to be central to our business model. Product candidates in later stages of clinical development, such as vibegron, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to be significant over the next several years as we advance the clinical development of vibegron and prepare to seek regulatory approval. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of our current and future product candidates will depend on a variety of factors that include, but are not limited to: the number of trials required for approval; the per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required to enroll eligible patients; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical trial material; and the efficacy and safety profile of the product candidate.

General and Administrative Expense

General and administrative expenses consist primarily of legal and accounting fees relating to our formation and corporate matters, consulting services, services received under the Services Agreements with RSI and RSG, and employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for general and administrative personnel.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$20,664	$4,751
General and administrative	3,664	219
Total operating expenses	24,328	4,970
Other (expense) income	(309)	59
Loss before provision for income taxes	(24,637)	(4,911)
Provision for income taxes	5	2
Net loss	$(24,642)	$(4,913)

Research and Development Expenses

Research and development expenses increased by $15.9 million, to $20.7 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in expenses for the advancement of our Phase 3 EMPOWUR trial for the treatment of OAB, as well as employee-related expenses due to our increased headcount to support our clinical operations. Research and development expenses for the three months ended September 30, 2018 primarily consisted of program-specific research and development costs for vibegron of $18.4 million, which included CRO costs of $14.2 million, chemistry, manufacturing and controls costs of $2.9 million, and other third-party research and development costs of $1.3 million. The remainder consisted primarily of in-process research and development expenses of $0.3 million under our license agreement with ICI, unallocated personnel-related costs of $1.5 million, share-based compensation expense for stock options granted to employees of $0.4 million, and costs of $0.2 million billed to us under the Services Agreements, including personnel and third-party costs.

Research and development expenses were $4.8 million for the three months ended September 30, 2017 and consisted primarily of program-specific research and development costs for vibegron of $2.7 million, which includes CRO costs of $1.5 million and chemistry, manufacturing and controls costs of $0.7 million, and other third-party research and development costs of $0.5 million. The remainder consisted primarily of unallocated share-based compensation expense of $0.9 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and costs of $1.3 million billed to us under the Services Agreements, including personnel and third-party costs.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million, to $3.7 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in employee salaries and benefits resulting from increased headcount to support our operations, as well as an increase in legal and other professional fees. General and administrative expenses for the three months ended September 30, 2018 consisted primarily of personnel-related costs of $1.5 million, share-based compensation expense for stock options granted to employees, board members and consultants of $0.5 million, share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.2 million, legal and other professional and consulting fees of $0.9 million, and costs of $0.3 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of general overhead expenses.

General and administrative expenses were $0.2 million for the three months ended September 30, 2017 and consisted primarily of share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of approximately $30,000 and $0.1 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of legal and other professional fees.

Comparison of the Six Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Operating expenses:
Research and development	$48,009	$7,883
General and administrative	7,788	553
Total operating expenses	55,797	8,436
Other expense	(80)	(88)
Loss before provision for income taxes	(55,877)	(8,524)
Provision for income taxes	60	4
Net loss	$(55,937)	$(8,528)

Research and Development Expenses

Research and development expenses increased by $40.1 million, to $48.0 million, for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, primarily due to increases in expenses for the advancement of our Phase 3 EMPOWUR trial for the treatment of OAB, as well as employee-related expenses due to our increased headcount to support our clinical operations. Research and development expenses for the six months ended September 30, 2018 primarily consisted of program-specific research and development costs for vibegron of $42.8 million, which included CRO costs of $37.2 million, chemistry, manufacturing and controls costs of $3.5 million, and other third-party research and development costs of $2.1 million. The remainder consisted primarily of unallocated personnel-related costs of $2.2 million, share-based compensation expense for stock options granted to employees of $0.5 million, share-based compensation expense of $0.1 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, costs of $2.1 million billed to us under the Services Agreements, including personnel and third-party costs, and in-process research and development expenses of $0.3 million under our license agreement with ICI.

Research and development expenses were $7.9 million for the six months ended September 30, 2017 and consisted primarily of program-specific research and development costs for vibegron of $3.5 million, which includes CRO costs of $1.8 million, chemistry, manufacturing and controls costs of $0.9 million, and other third-party research and development costs of $0.8 million. The remainder consisted primarily of unallocated share-based compensation expense of $1.7 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and costs of $2.7 million billed to us under the Services Agreements, including personnel and third-party costs.

General and Administrative Expenses

General and administrative expenses increased by $7.2 million, to $7.8 million, for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, primarily due to an increase in employee salaries and benefits resulting from increased headcount to support our operations, as well as an increase in legal and other professional fees. General and administrative expenses for the six months ended September 30, 2018 consisted primarily of personnel-related costs of $2.8 million, share-based compensation expense for stock options granted to employees, board members and consultants of $0.7 million, share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.5 million, legal and other professional and consulting fees of $2.2 million, and costs of $1.2 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of general overhead expenses.

General and administrative expenses were $0.6 million for the six months ended September 30, 2017 and consisted primarily of share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.1 million, and costs of $0.3 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of legal and other professional and consulting fees.

Liquidity and Capital Resources

Overview

In October 2018, we completed our IPO, in which we sold 10,297,813 common shares, including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were approximately $131.8 million, after deducting $10.1 million in underwriting discounts and commissions and $2.3 million in estimated offering expenses.

For the three and six months ended September 30, 2018, we had a net loss of $24.6 million and $55.9 million, respectively. As of September 30, 2018, we had an accumulated deficit of $120.1 million and a cash balance of $1.7 million and we have never generated any revenue. Prior to our IPO, all operations to date have been financed through capital contributions or short-term advances from RSL or its affiliates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	advance and complete our Phase 3 EMPOWUR trial of vibegron for the treatment of OAB;
•	initiate and advance our planned Phase 3 trial of vibegron for the treatment of OAB in men with BPH;
•	initiate and advance our planned Phase 2a trial of vibegron for the treatment with IBS-associated pain;
•	initiate and advance our planned Phase 2a clinical trial for hMaxi-K for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, initiate and advance our planned Phase 3 clinical trial for vibegron for the treatment of OAB in men with BPH, initiate and advance our planned Phase 2a clinical trial for vibegron in patients with IBS-associated pain and initiate and advance our planned Phase 2a clinical trial for hMaxi-K for the treatment of OAB in patients who have not responded to oral pharmacological therapies. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash, including the net proceeds from our recently completed IPO, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements which includes the announcement of top-line data from our Phase 3 EMPOWUR trial which we expect to occur by the end of March 2019. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron in each of these indications, hMaxi-K, and commercially launch vibegron or hMaxi-K, if approved.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, hMaxi-K or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of vibegron or hMaxi-K, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(44,344)	$(5,163)
Net cash used in investing activities	(162)	-
Net cash provided by financing activities	38,971	5,035

Operating Activities

For the six months ended September 30, 2018, $44.3 million of cash was used in operating activities. This was primarily attributable to a net loss of $55.9 million and an increase of $6.6 million in prepaid expenses and other current assets. These amounts were partially offset by an increase of $9.6 million in accounts payable and accrued expenses primarily due to the advancement of our Phase 3 EMPOWUR trial, $1.2 million in share-based compensation expense from stock options granted to employees, board members and consultants, $0.6 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and an increase of $6.6 million in amounts due to RSL based on the allocation of personnel expenses associated with the development of our product pipeline and corporate matters.

For the six months ended September 30, 2017, $5.2 million of cash was used in operating activities. This was primarily attributable to a net loss of $8.5 million. This amount was partially offset primarily by an increase of $1.3 million in accounts payable and accrued expenses, $1.8 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters and an increase of $0.2 million in amounts due to RSL based on the allocation of personnel expenses associated with the formation of our company, development of our product pipeline and corporate matters.

Investing Activities

For the six months ended September 30, 2018, $0.2 million of cash was used in investing activities, all for the purchases of property and equipment.

For the six months ended September 30, 2017, there were no cash flows from investing activities.

Financing Activities

For the six months ended September 30, 2018, cash provided by financing activities of $39.0 million was primarily attributable to capital contributions from RSL of $40.2 million which was offset by payments for our IPO costs of $1.2 million.

For the six months ended September 30, 2017, cash provided by financing activities of $5.0 million was attributable to capital contributions from RSL.

Contractual Obligations and Commitments

During the six months ended September 30, 2018, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our final prospectus filed with the SEC on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act, except that, during the six months ended September 30, 2018, we entered into a license agreement with ICI for the exclusive license to hMaxi-K. See Note 3, “License Agreement” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements with RSI and RSG and which costs are charged to research and development and general and administrative expense. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended September 30, 2018, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2018 included in our final prospectus filed with the SEC on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

The JOBS Act was enacted in April 2017. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency rates and changes in the market value of equity instruments. As of September 30, 2018 and March 31, 2018, we had cash of $1.7 million and $7.2 million, respectively, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc. We do not believe we are currently exposed to any material market risk.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Urovant Sciences Ltd. have been detected.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we may become involved in legal proceedings related to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

Item 1A.   Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our common shares could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, acquiring rights to vibegron and hMaxi-K, and initiating our pivotal Phase 3 EMPOWUR trial of vibegron for the treatment of OAB. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, vibegron for the treatment of OAB or our other targeted indications, OAB in men with BPH and IBS-associated pain, as well as hMaxi-K for the treatment of OAB. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue.

Even if we receive regulatory approval for one of our product candidates, we do not know when or if it will generate product revenue. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
•

add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•

initiate and continue relationships with third-party manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

•	attract and retain experienced management and advisory teams;
•	launch commercial sales of our products, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for our product candidates;
•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers; and
•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if one of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $24.6 million and $55.9 million for the three and six months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $120.1 million.

We expect to continue to incur substantial and increasing losses through the commercialization of our product candidates, if approved. Our product candidates have not been approved for marketing anywhere in the world, and they may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of, obtain necessary regulatory approvals for, and manufacture and successfully market our product candidates alone or in collaboration with others. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates. If we do successfully obtain regulatory approval to market our product candidates, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.

We expect our research and development expenses in connection with our development programs for our product candidates to continue to be significant. In addition, as we prepare for and if we obtain regulatory approval for our product candidates, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

We are heavily dependent on the success of our lead product candidate, vibegron, and if vibegron does not successfully complete clinical development or receive regulatory approval, or is not successfully commercialized, our business may be harmed.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of vibegron, through clinical trials and the regulatory approval process, as well as the commercialization of vibegron following regulatory approval, if received. Accordingly, our business currently depends heavily on the successful completion of our Phase 3 EMPOWUR trial and subsequent regulatory approval and commercialization of vibegron.

We cannot be certain that vibegron will receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market vibegron in the United States until we receive approval of an NDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

We have not yet demonstrated our ability to complete later-stage or pivotal clinical trials, and there can be no assurance that our Phase 3 EMPOWUR trial of vibegron for OAB will produce results sufficient for us to submit an NDA or differentiate our product from currently available OAB therapies. Our ongoing Phase 3 EMPOWUR trial may not demonstrate a statistically significant difference for the active 75 mg vibegron dose compared to placebo for the co-primary endpoints, which are reductions in frequency of micturitions and UUI episodes. Any failure to demonstrate a statistically significant change from baseline would adversely impact the potential for regulatory approval, if any, of vibegron in the United States. Furthermore, even if the statistical difference compared to placebo is achieved for these co-primary endpoints, we may not be able to demonstrate such differences for our secondary endpoints, such as changes in the frequency of urinary urgency episodes and total incontinence episodes and self-reported quality of life scores. As such, even if we were able to obtain approval for vibegron, these key secondary endpoints would not be mentioned in the U.S. label, which could potentially adversely affect product differentiation.

We have not submitted an NDA for vibegron, a Biologics License Application, or BLA, for hMaxi-K, or any other marketing authorizing application for any other product candidates to the FDA or any comparable application to any other regulatory authority. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

•	we may not be able to demonstrate that our product candidates are effective as treatments for any of our targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
•	the relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase our costs and prolong our development timelines;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
•	the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•

the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials and ability to obtain market approvals;

•

the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks;

•

the FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of our product candidates, or may require that we conduct additional studies;

•	the FDA or other relevant regulatory authorities may not accept data generated from our clinical trial sites;
•

if our NDA or other foreign application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy, or REMS, or its equivalent, as a condition of approval;
•	the FDA or other relevant regulatory authorities may require additional post-marketing studies, which would be costly;
•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;
•	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of vibegron.

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs associated with our license agreements with Merck and ICI pursuant to which we are obligated to cover the development and commercialization costs of vibegron and hMaxi-K, respectively, make payments in connection with the achievement of certain regulatory milestones prior to generating any product sales, make further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the sale of approved products, if any.

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the timing, costs and results of our Phase 3 EMPOWUR trial of vibegron for the treatment of OAB;
•

the initiation, timing, costs and results of our proposed Phase 3 clinical trial of vibegron for the treatment of OAB in men with BPH and our proposed Phase 2a clinical trial of vibegron for the treatment of IBS-associated pain;

•	the timing, costs and results of our proposed Phase 2a clinical trial for hMaxi-K for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;

•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We currently believe that our existing cash, including the net proceeds from our recently completed initial public offering, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We do not have any committed external source of funds. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We rely on our license agreements with Merck and ICI to provide rights to the core intellectual property relating to vibegron and hMaxi-K, respectively. Any termination or loss of significant rights under either agreement, would adversely affect our development or commercialization of these product candidates.

We have licensed our core intellectual property relating to vibegron and hMaxi-K from Merck and ICI, respectively. If, for any reason, our license agreement with Merck or ICI is terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreements impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Merck or ICI, and Merck or ICI may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell our product candidates.

Pursuant to our license agreement with Merck, Merck agreed to provide a supply of the vibegron compound to support the development of vibegron. Under this agreement, we may only use such material in preclinical and clinical work. The agreement also provides for Merck to reasonably assist us during a specified period of time with a technical transfer of the manufacturing process from Merck to us or our designee for production of vibegron. Although Merck has already transferred the manufacturing process for vibegron to us, we may still need additional assistance during scale-up of vibegron if we experience any setbacks with the manufacturing at a larger scale. If Merck fails to fulfill its continuing obligations under this agreement, if needed, or if we require additional assistance after their obligation to assist us expires, our development of vibegron could be significantly delayed or otherwise adversely affected.

Under our license agreement with ICI, ICI agreed to reasonably assist us during a specified period of time with a technical transfer of the manufacturing process from ICI to us or our designee for production of hMaxi-K. If ICI fails to fulfill its obligations under this agreement, or if we require additional assistance after their obligation to assist us expires, our manufacture and development of hMaxi-K could be significantly delayed or otherwise adversely affected.

We may be required to make significant payments to third parties under our licensing and collaboration agreements for our current product candidates.

Under our agreements with Merck, Kyorin and ICI, we are subject to significant obligations, including payment obligations upon the achievement of specified milestones and payments based on product sales, as well as other material obligations. Certain of the milestone payments payable by us under these agreements are due upon events that will occur prior to our planned commercialization of our product candidates. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from sales of our product candidates. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We currently have a limited number of employees who are employed by our wholly owned subsidiaries and we rely on RSI and RSG to provide various services for us.

As of September 30, 2018, we had no employees, and our wholly owned subsidiary, USI, had 40 employees. We currently rely in part on services provided by RSI and RSG, wholly owned subsidiaries of RSL, which provide services to us pursuant to the Services Agreements with RSI and RSG. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility, or act exclusively for us and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategies.

We are highly dependent on the skills and leadership of our senior management team and key employees. Our senior management and key employees may terminate their positions with us at any time. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategies could be adversely affected. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior management team or other employees.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

We expect to hire, either directly, or through any current or future subsidiaries of ours, additional employees for our managerial, finance and accounting, clinical, scientific and engineering, regulatory, operational, manufacturing, medical affairs and sales and marketing teams. We may have difficulties identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of vibegron, hMaxi-K and any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates and compete effectively will partly depend on our ability to effectively manage any future growth.

Many of the other pharmaceutical companies we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can develop product candidates and our business will be harmed.

Our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s Good Clinical Practice, or GCP, or current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidates, if any. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.

We may not be successful in our efforts to identify and acquire or in-license additional product candidates, or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.

Part of our strategy involves identifying and acquiring or in-licensing novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•

the process by which identify and decide to acquire product candidates may not be successful, including through the business development support we receive from RSL and its subsidiaries pursuant to the
Services Agreements;

•

potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

•	potential product candidates may not be effective in treating their targeted diseases; or
•

the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, or incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs.

We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. We also cannot be certain that, following an acquisition or in-licensing transaction, we will achieve the revenue or specific net income that justifies such transaction. Further, time and resources spent identifying, acquiring and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, our financial position and share price.

In the future, we may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the United States.

Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the United States and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Conducting business internationally involves a number of risks, including:

•

multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•	difficulties in managing foreign operations;
•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•

failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, or UK Bribery Act, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations and cash flows.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Our computer systems, as well as those of various third parties on which we rely, including RSL and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our current or future product candidates could be delayed.

The failure to successfully implement an enterprise resource planning system could adversely impact our business and results of operations.

RSI and RSG commenced the implementation of a company-wide enterprise resource planning, or ERP, system to upgrade certain existing business, operational and financial processes, on which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and financial processes to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with the U.S. Securities and Exchange Commission, or SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP, our business and results of operations could be harmed.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	significant costs to defend related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize our current or future product candidates, if approved;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	decreased demand for our current or future product candidates, if approved; and
•	loss of revenue.

The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of our current or future product candidates, if approved.

Risks Related to Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot provide you any assurance that we will submit an NDA for regulatory approval for our product candidates within our projected timeframes or whether any such applications will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of an NDA or similar application. The FDA may also find that the benefits of our product candidates do not outweigh their risks in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in preclinical or earlier-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of nonclinical testing or early clinical trials may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results. In particular, our gene therapy product candidate, hMaxi-K, is in early stages of development. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. The Phase 1b clinical trial conducted by ICI for hMaxi-K for the treatment of OAB and detrusor overactivity in women studied a small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;
•	unforeseen safety issues;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•	lack of effectiveness during clinical trials;

•	determination of dosing issues;
•

inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;
•	failure to add a sufficient number of clinical trial sites;
•	unanticipated impact from changes in or modifications to protocols or clinical trial design;
•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•

an institutional review board, or IRB, refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	premature discontinuation of study participants from clinical trials or missing data;
•

failure to manufacture or release sufficient quantities of a product candidate or placebo, or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; or
•	inappropriate unblinding of trial results.

Further, we, the FDA or other regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our IND or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, prior to our acquisition of the rights to vibegron and hMaxi-K, we had no involvement with or control over the nonclinical or clinical development of these product candidates. Additionally, pursuant to our collaboration agreement with Kyorin, who retains exclusive rights from Merck to develop and commercialize vibegron in Japan and certain other Asian territories, we may rely on data generated by Kyorin in connection with seeking regulatory approval of vibegron in the territories in which we have rights to develop and commercialize vibegron. We are dependent on Merck, Kyorin and ICI having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to our current product candidates, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from sales of our product candidates, if approved.

Our gene therapy product candidate, hMaxi-K, is based on a novel technology and the regulatory landscape that governs gene therapy products is uncertain and may change, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

The use of gene therapy in the treatment of OAB is novel. There can be no assurance that we will not experience problems or delays in developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process from ICI, which may prevent us from completing our clinical studies or commercializing hMaxi-K on a timely or profitable basis, if at all.

In addition, the clinical trial requirements and the criteria used by the FDA and other foreign regulatory authorities to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as hMaxi-K can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, the FDA has only approved a small number of gene therapy product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, and Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for hMaxi-K in either the United States, or other major markets or how long it will take to commercialize hMaxi-K, if approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

The FDA recently released a series of draft guidance documents regarding certain gene therapy product candidates, including gene therapies for rare diseases, and other clinical and manufacturing issues related to gene therapy product candidates. We cannot be certain when additional guidance will be released that could be relevant to, or have an impact on, our gene therapy product candidate or the duration or expense of any applicable regulatory review processes.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closes October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

The FDA, NIH and the European Medicines Agency, or EMA, have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product candidate. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such actions may delay or prevent development and, if approved, commercialization of hMaxi-K.

These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional testing, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of hMaxi-K or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidate, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of hMaxi-K. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be adversely affected.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact public perception of our current and future product candidates.

Our gene therapy product candidate, hMaxi-K, involves introducing genetic material into patients’ cells. The clinical and commercial success of hMaxi-K and any future gene therapy product candidates will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral and, consequently, any gene therapy product candidates that we may develop may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll patients in our clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of gene therapy product candidates that we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of hMaxi-K. For example, in 2003, clinical trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well publicized adverse events, including reported cases of leukemia. Adverse events in our clinical trials, even if not ultimately attributable to our gene therapy product candidate, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of hMaxi-K or any future gene therapy product candidates, stricter labeling requirements for such product candidates if approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials and, if approved, commercialization of hMaxi-K or any future product candidates could be halted or delayed, which would have a negative impact on our business and operations.

Reported data or other clinical development announcements by Kyorin or other third parties may adversely affect our clinical development plan.

Kyorin is developing vibegron for the treatment of OAB in Japan. Kyorin recently reported positive results from its Phase 3 clinical trial in Japan for the treatment of OAB. However, favorable announcements by Kyorin regarding these trials do not guarantee that the results of our clinical trials will also be favorable as the design of our international Phase 3 EMPOWUR trial differs from that of Kyorin’s Phase 3 clinical trial. Further, if subsequent announcements by Kyorin regarding its development of vibegron are unfavorable, or post-marketing or Phase 4 clinical trials conducted by Kyorin are unfavorable or result in new safety signals in Japan during any such post-marketing or Phase 4 clinical trial, it could negatively impact our clinical development plans and potential approval for vibegron in the United States. Any unexpected measure by the Japanese regulatory agencies following approval of vibegron in Japan, including any measures due to unexpected post-marketing safety signals, will also affect the potential approval for vibegron in the United States. In addition, we face similar risks to the extent that third parties develop vibegron in other Asian territories.

The results of our clinical trials may not support our proposed claims for our product candidates, or regulatory approval at all.

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. For example, we may not succeed in demonstrating that vibegron offers a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single, convenient once-daily dose in the label. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates.

Any delay in, or termination of, our clinical trials will delay the submission of our NDA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize vibegron and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support these claims for differentiation or the effectiveness or safety of vibegron. The FDA has substantial discretion in the review and approval process and may disagree that our studies support the differentiated claims we propose. We cannot guarantee that we will obtain approval for the differentiated claims we propose, if at all.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available top-line data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials due to the existing alternative treatments approved for the treatment of OAB as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo or the perceived risks of gene therapy as compared to more traditional treatment options. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. For example, our Phase 3 EMPOWUR trial has over 300 planned clinical sites in the United States and Europe. The trial is being conducted by a large multinational CRO and will require close collaboration with, and oversight over, the CRO and the clinical sites. The ability for our Phase 3 EMPOWUR trial to be conducted and completed on our current timelines, or at all, could also be adversely impacted by our CRO facing a loss of key personnel or business challenges, as well as changes in the political situation or in the legislation of the countries of our participating clinical sites.

Furthermore, any negative results or new safety signals we or third parties may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in our clinical trials. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Drug development is highly competitive and subject to rapid and significant technological advancements. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for OAB. Further, it is likely that additional drugs will become available in the future for the treatment of OAB and our other target indications.

We are aware of several companies that are working to develop drugs that would compete against vibegron and hMaxi-K for the treatment of OAB. For example, Velicept Therapeutics, Inc. is advancing solabegron, a beta-3 agonist initially developed by GlaxoSmithKline plc, as a twice-daily and once-daily formulation into Phase 2b clinical trials. In addition to solabegron, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd., is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd., is developing DA-8010, a novel anticholinergic, currently in a Phase 1 clinical trial. Taris Biomedical LLC is developing

TAR-302, an intravesicular drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1 clinical trials. Outpost Medicine, LLC’s IND for OP-687 for OAB was accepted by the FDA in late 2017. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB.

We also face competition from other drugs and therapies currently approved for the treatment of OAB. Anticholinergic drugs have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics continue to account for the largest share of prescriptions written for the treatment of OAB in the United States. There are a number of widely prescribed anticholinergics approved for sale in the United States, including solifenacin, tolterodine and oxybutynin. In addition, we will face competition from mirabegron (Myrbetriq, marketed by Astellas) and Allergan’s BOTOX, each of which are FDA-approved therapies used for the treatment of OAB. Furthermore, we expect to face additional competition from generic products as the patent protection for competitor’s products expire. For example, we expect to face competition from a generic version of mirabegron following Myrbetriq’s loss of marketing exclusivity, which we expect to occur in 2023 or 2024. Any such competition from generics could adversely affect the market size and opportunity for vibegron, and there can be no assurance that generic competition will not reach the market even sooner than we expect.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any product candidate that we may develop.

Our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize therapies that are superior to other products in the market;
•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•	attract qualified scientific, product development and commercial personnel;
•	obtain patent or other proprietary protection for our technologies and product;
•	obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies;
•	successfully commercialize our product candidates, if approved;
•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate product revenue will be impaired.

Activities associated with the development and commercialization of our product candidates, including the design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution of our product candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for, and thus commercialize our product candidates, could negatively impact our ability to generate any revenue from product sales.

We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that none of our product candidates will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any current or future collaborator, is permitted to market any of our product candidates in the United States or any other jurisdiction until we receive regulatory approval of an NDA from the FDA or similar regulatory authorities outside of the United States.

The time required to obtain approval of an NDA by the FDA or similar regulatory authorities outside of the United States is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. For example, prior to submitting an NDA to the FDA or any comparable application to any other foreign regulatory authorities for approval of vibegron, we will need to complete our ongoing Phase 3 EMPOWUR trial of vibegron for the treatment of OAB and receive favorable results from this trial. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of the product candidate for that indication. We expect to rely on third-party CROs, consultants and personnel from RSI and RSG to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenue.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events caused by our product candidates or that of adjuncts, could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials, and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our current or future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.

In particular, there have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using earlier generation viral vectors. While hMaxi-K uses a plasmid vector, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If any of our current or future product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•

regulatory authorities may withdraw their approval of the product or require a REMS (or equivalent outside the United States) to impose restrictions on its distribution or other risk management measures;

•	we may be required to recall a product;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, or require other labeling changes;
•	we may be required to change the way the product is administered or to conduct additional clinical trials;
•	we may be required to repeat a preclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;
•	we could be sued and held liable for harm caused to patients;
•	we could elect to discontinue the sale of our product;
•	the product may become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our current or future product candidates, if approved.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we obtain regulatory approval for any of our current or future product candidates, we will still face extensive regulatory requirements and our product may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions-including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product.

Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the United States and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other foreign regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

•	restrictions on the manufacture of such products;
•	restrictions on the labeling or marketing of such products;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;
•	requirement of a REMS (or equivalent outside the United States);
•	Warning or Untitled Letters;
•	withdrawal of the products from the market;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of such products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

For example, certain policies of the current U.S. administration may impact our business and industry. Namely, the current U.S. administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Even if any of our current or future product candidates receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if any of our current or future product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the content of the approved product label;
•	product label differentiation from other OAB therapies;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	utilization controls imposed by third-party payors, such as prior authorizations and step edits; and
•	any restrictions on the use of our product, if approved, together with other medications.

Because we expect sales of vibegron, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of vibegron to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing any of our current or future product candidate, if approved.

We do not currently have any infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization.

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidate in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if we recruit a sales force and establish marketing capabilities in anticipation of the commercial launch of our lead product candidate, vibegron, and such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
•	the inability to negotiate with payors regarding reimbursement for our products; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and that collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sales and marketing of our product candidates, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring any current or future product candidates to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to any current or future product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any current or future product candidate and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could adversely affect our business.

If our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market in certain jurisdictions in which we have exclusive commercialization rights. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•	reduced or no protection of intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign reimbursement, pricing and insurance regimes;
•	foreign taxes;
•

any foreign partners or collaborators not fulfilling their respective regulatory reporting requirements and any foreign regulatory authorities taking actions with respect to such failures, which would be reportable to the FDA;

•	any foreign partners or collaborators not informing us of any new post-marketing safety signals in a timely manner;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential noncompliance with the FCPA, the UK Bribery Act or similar antibribery and anticorruption laws in other jurisdictions;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in commercializing any product, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.

Our current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the federal false claims laws, including the False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing houses, and most providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•

analogous state and foreign laws and regulations, such as state antikickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

The Patient Protection and Affordable Care Act and future legislative changes may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (increasing to 70% commencing January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs in certain states;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President of the United States signed into law the Budget Control Act of 2011, which, among other things, included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs.

Moreover, the Drug Supply Chain Security Act, which was enacted in 2012 as part of the Food and Drug Administration Safety and Innovation Act, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidate or additional pricing pressures.

Coverage and adequate reimbursement may not be available for our product candidate, which could make it difficult for us to sell it profitably, if approved.

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. For example, in May 2018, we commissioned a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, access and reimbursement decisions. Such interviewees represented payors covering over 80 million U.S. commercial and Medicare Part D lives. The payor representatives interviewed expect that vibegron would be managed at a preferred or non-preferred branded tier, without prior authorization, allowing physicians and patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. This market research study has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. There is no assurance that vibegron, if approved, would achieve adequate coverage and reimbursement levels.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products, to the extent that patients who are prescribed our products, if approved, are not separately reimbursed for the cost of the product. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare

Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit based reimbursement system may adversely affect our business, financial condition and prospects. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates or lowers reimbursement for procedures using our products could harm our business.

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that any of our current or future product candidates, if approved, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed, and commercial supplies of our current and future product candidates.

We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Both Merck and ICI are obligated to reasonably assist us during a specified time-period with a technical transfer of the manufacturing process to us or our designee for production of vibegron and hMaxi-K, respectively. Although Merck has already transferred the manufacturing process of vibegron to us, we may still need additional assistance during scale-up of vibegron if we experience any setbacks with the manufacturing on the larger scale. If Merck or ICI fail to fulfill their respective obligations, as applicable, or if we require additional assistance after their obligation to assist us expires, our development of our product candidates could be significantly delayed or otherwise adversely affected.

Pursuant to our agreement with Merck, Merck provided us with a supply of vibegron, which we may only utilize in preclinical and clinical work. We expect that the vibegron drug substance transferred to us under our agreement with Merck will be sufficient for us to complete our Phase 3 EMPOWUR trial and our other currently planned clinical trials for the treatment of OAB in men with BPH and IBS-associated pain. Additionally, while, pursuant to our agreement with ICI, ICI is obligated to transfer adequate manufacturing technical package for the clinical development and manufacture of hMaxi-K, we do not currently have any clinical supply of hMaxi-K for any proposed and future nonclinical studies and clinical trials. We intend to rely on third-party manufacturers, as needed, to supply us with sufficient quantities of vibegron and hMaxi-K to be used for the development and subsequent commercialization of these product candidates, if approved.

If we are unable to initiate or continue our relationship with one or more of these third-party manufacturers, we could experience delays in our development efforts and subsequent commercialization if any of our product candidates are approved, as we locate and qualify new or additional manufacturers.

Third-party vendors may be difficult to identify for process and formulation development and manufacturing for our product candidates due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	failure of the drug substance transferred from Merck to meet our product specifications and quality requirements;
•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	manufacturing and product quality issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	failure to comply with applicable laws, regulations and standards, including cGMP and similar foreign standards;
•	deficient or improper record-keeping;
•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•

reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•

operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or other regulatory sanctions related to the manufacture of another company’s products;

•	carrier disruptions or increased costs that are beyond our control; and
•	failure to deliver our products under specified storage conditions and in a timely manner.

In addition, the process for manufacturing gene therapy product candidates, such as hMaxi-K, is more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, characterization and testing of a gene therapy product candidate such as ours generally can be challenging. The complexity of these processes, as well as strict government standards for the manufacture and storage of gene therapy product candidates, subjects us to increased manufacturing risks for hMaxi-K. If supply from a third-party manufacturing facility is interrupted, there could be a significant disruption in supply of hMaxi-K.

Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates, if approved, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production of our product candidates.

We currently rely on a single supplier for the enzyme used to manufacture vibegron, and if we encounter any difficulties in procuring such enzyme, it may harm our business.

Currently, we rely on a single supplier, Codexis, for its proprietary enzyme that we use to manufacture vibegron, and we have agreed to purchase from Codexis all of our requirements for such enzyme for use in our clinical and commercial production of vibegron for the first six years after the first approval in either the United States, Europe or Canada. However, if following the first six years after such approval, if any, we are unable to continue to obtain the proprietary enzyme from Codexis, or make arrangements for an alternative source for such enzyme, we may encounter difficulties or delays in continuing to produce vibegron on a commercial scale.

Furthermore, there can be no assurance that Codexis will be able to meet our commercial needs, if any, for the enzyme used to manufacture vibegron. Any business or economic challenges our supplier faces, including compliance with regulatory authorities, whether in the ordinary course or not, could impair its ability to meet our needs. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable as a result of any issues affecting our supplier’s production of its proprietary enzyme.

Changes in methods of product manufacturing or formulation may result in additional costs or delays.

It is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate any revenue.

We are reliant on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We currently do not have the ability to independently conduct nonclinical studies that comply with Good Laboratory Practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. We rely exclusively on CROs and clinical trial sites, which need to comply with GCP, to ensure the proper and timely conduct of our clinical trials, and we have limited influence over their actual performance.

We rely upon CROs to monitor and manage data for our clinical programs, as well as for the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA, and are also required by the competent authorities of the member states of the European Economic Area and other comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.

While we will have agreements governing their activities, our CROs are not our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase and our ability to generate revenue could be delayed.

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can adversely impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future drug development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and any future product candidates in the United States or in other foreign countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable.

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect our current and any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may obtain. Even if patents do successfully issue based on our patent applications, and even if such patents cover vibegron and hMaxi-K, uses of vibegron and hMaxi-K, or other aspects related to vibegron, hMaxi-K or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us in the future could deprive us of rights necessary for the successful commercialization of any of our current or future product candidates, if approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for any of our current or future product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future drugs. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any such outcome could have an adverse effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act made a number of significant changes to United States patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the U.S. Patent and Trademark Office, or the USPTO, and may also affect patent litigation. The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act, subsequent rulemaking, and judicial interpretation of the Leahy-Smith Act and regulations will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

The inventorship and ownership rights for patents that we own or in-license may be challenged by third parties. Such challenges could result in loss of exclusive rights to such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or require us to obtain a license from such third parties on commercially reasonable terms to secure exclusive rights. If any such challenges to inventorship or ownership were asserted, there is no assurance that a court would find in our favor or that, if we choose to seek a license, such license would be available to us on acceptable terms or at all.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term and obtaining data exclusivity for our product candidates, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request.

If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates can be challenged by third parties.

If one of our product candidates is approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug containing vibegron, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, vibegron, and relies in whole or in part on studies conducted by or for us.

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.

The validity, scope and enforceability of any patents that cover our biologic product candidates can be challenged by third parties.

For biologics, such as hMaxi-K, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA also provides reference product sponsors with 12 years of market exclusivity, but unlike the Hatch-Waxman Act, it does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.

There is a risk that our current or any future gene therapy product candidate approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

Moreover, the extent to which a biosimilar, once approved, will be substituted for our current or any future reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, the biosimilar regulatory framework is still being implemented by the FDA and is subject to ongoing litigation disputes to interpret the laws and implementing regulations. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing biosimilars could change in unpredictable ways that would weaken our ability to obtain or maintain approval as a biologic and 12 years of market exclusivity.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate.

We have licensed certain intellectual property rights covering vibegron from Merck and hMaxi-K from ICI. If, for any reason, our license agreement with either of these licensors is terminated or we otherwise lose those rights, it could adversely affect our business. These license agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering any of our current or future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our product candidates, including for example, use of a patented or proprietary DNA delivery-related technology to manufacture and commercialize hMaxi-K. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize our product candidates, if approved, would likely be delayed.

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we in-license, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our current or future product candidates.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. For example, we have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for vibegron, and based on these searches and evaluations to date, we do not believe that there are valid patents that contain granted claims that could be asserted with respect to vibegron. However, we may be incorrect.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our drugs or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to detect or prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Changes in United States patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The United States has recently enacted and implemented wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting and defending patents covering our current and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we expect to rely on third parties to manufacture our current and any future product candidates, and we expect to continue to collaborate with third parties on the development of our current and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our collaboration or similar agreements. For example, under our collaboration agreement with Kyorin, we are obligated to share with Kyorin certain information relating to the development of vibegron including reports from nonclinical studies and clinical trials. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors’ intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs, or in-license needed technology or other product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our current and any future product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own;
•	others may be able to make product that is similar to product candidates we intend to commercialize that is not covered by the patents that we exclusively licensed and have the right to enforce;
•	we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•	we or our licensor might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	we may not develop additional proprietary technologies that are patentable.

Risks Related to Ownership of Our Common Shares

A public market for our common shares may not continue to develop or be liquid enough for you to sell your shares quickly or at market price.

Prior to the listing of our common shares on Nasdaq in connection with our IPO in September 2018, no public market for our common shares existed. If an active trading market for our common shares does not continue to develop, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

In addition, our common shares are held by a relatively small number of holders. RSL owns approximately 75% of our outstanding common shares as of September 30, 2018 and our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

The market price of our common shares has been and is likely to continue to be highly volatile.

The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•	results of clinical trials of our product candidates or those of our competitors;
•

any delay in filing an NDA or similar application for vibegron and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that NDA or similar application, as the case may be;

•	failure to successfully develop and commercialize our current or any future product candidates;
•	failure to maintain our relationships with Merck and ICI or to comply with the terms of our license agreements with these licensors;
•	inability to obtain additional funding;
•	regulatory or legal developments in the United States or other countries or jurisdictions applicable to our current and any future product candidates;
•	adverse regulatory decisions;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for our current or any future product candidates, or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	changes in the market valuations of similar companies;
•	market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in estimates of financial results or investment recommendations by securities analysts;
•

significant lawsuits, including patent or shareholder litigation and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;
•	short sales of our common shares;
•	sales of a substantial number of shares of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	sales or purchases of our common shares by our Section 16 officers;
•	sales of our common shares by us or our shareholders in the future;
•	negative coverage in the media or analyst reports, whether accurate or not;
•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•	size of our public float;
•	trading liquidity of our common shares;
•	investors’ general perception of our company and our business;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common shares, regardless of our actual operating performance.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We are a “controlled company” within the meaning of the applicable Nasdaq listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. As long as we rely on these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.

RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” In addition, for so long as the RSL designated directors control all matters presented to our board of directors for a vote, we will be a “controlled company.” For so long as we remain a “controlled company,” we may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consists of independent directors;
•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;
•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We have elected to use certain of these exemptions, and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

RSL owns a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

RSL beneficially owns approximately 75% of the voting power of our outstanding common shares as of September 30, 2018.  As a result, RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

RSL has the right to appoint two directors to our board of directors, each of whom has three votes.

RSL is entitled to appoint two directors to our board of directors, each of whom has three votes on all matters presented to the board of directors. All other directors have one vote on all matters presented to the board of directors. While the directors appointed by RSL are obligated to act in accordance with their fiduciary duty, they may have equity or other interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. The two directors appointed by RSL and who currently serve on our board of directors are able to determine the outcome of all matters presented to the board of directors.

Our organizational and ownership structure may create significant conflicts of interests.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common shares, on the one hand, and RSL and its shareholders, on the other hand. Certain of our directors and employees have equity interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have visibility into the RSL ownership of any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.

In addition, we are party to certain related party agreements with RSL, RSI and RSG. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and RSL, RSI, RSG or any other subsidiary of RSL is subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

If securities or industry analysts cease to publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common shares or change their opinion of our common shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not anticipate paying any cash dividends on our common shares in the foreseeable future.

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. As a result, investors in our common shares may only receive a return if the market price of our common shares increases.

Future sales of our common shares, or the perception that these sales might occur, may depress our share price.

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. All of the shares sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates, including RSL, as such term is defined in Rule 144 promulgated under the Securities Act.

We, our executive officers, directors and holders of a substantial majority of our common shares and securities exercisable for our common shares, including RSL, are subject to lock-up agreements or other contractual restrictions that restrict transfers for 180 days from September 26, 2018. When the lock‑up period in the lock‑up agreements and other contractual restrictions expires, we and our locked‑up security holders will be able to sell our common shares in the public market. Sales of a substantial number of such common shares, or the perception that such sales may occur, upon expiration of the lock‑up agreements or other contractual restrictions, could cause our share price to fall.

As of September 30, 2018, there were an aggregate of 2,554,875 common shares subject to outstanding options. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and other contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year beginning April 1, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal controls procedures on a quarterly basis.

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain effective internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

In addition, effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. As a public company, if our disclosure controls and procedures are ineffective, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of our common shares to decline.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the date (a) March 31, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Bermuda law differs from the laws in effect in the United States and may afford less protection to our shareholders.

We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, or the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

There are regulatory limitations on the ownership and transfer of our common shares.

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes Nasdaq. Additionally, we have sought and have obtained a specific permission from the Bermuda Monetary Authority for the issue and transfer of our common shares up to the amount of our authorized capital from time to time, and options, warrants, depository receipts, rights, loan notes, debt instruments and our other securities to persons resident and non-resident for exchange control purposes with the need for prior approval of such issue or transfer. The general permission or the specific permission would cease to apply if we were to cease to be listed on Nasdaq or another appointed stock exchange.

Our amended and restated bye-laws enable our board of directors to issue preference shares, which may discourage a change of control.

Our amended and restated bye-laws contain provisions that enable our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.

This could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of this provision may adversely affect the prevailing market price of our common shares if it is viewed as discouraging takeover attempts in the future.

We may become subject to unanticipated tax liabilities and higher effective tax rates.

We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and, under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the United Kingdom could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations. For example, our wholly owned subsidiary, USG, is the principal operating company for conducting our business and the entity that holds our intellectual property rights in vibegron and hMaxi-K. The establishment of this Swiss entity as our principal operating company and the acquisition of our intellectual property rights by this entity may result in a higher overall effective tax rate.

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

We and RSL, our sole shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, an “Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” commonly known as the Tax Cuts and Jobs Act, was enacted in the United States, which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from the previous 35% to 21%. Also, in September 2018, the Swiss Parliament approved a new tax bill known as Tax Proposal 17, which will enter into force in January 2020 absent a referendum that halts its effectiveness.  Tax Proposal 17 would implement a set of changes to Swiss federal and cantonal tax laws, such as the amendment of the capital tax to provide a uniform rate of 0.1%, a new patent box regime, and a reduction in the statutory profit tax rate in the canton Basel-Stadt that will result in a combined Swiss federal and cantonal tax rate of 13.04%.  We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of the Tax Cuts and Jobs Act and Tax Proposal 17. The Tax Cuts and Jobs Act and Tax Proposal 17, in conjunction with the tax laws of other jurisdictions in which we operate, however, may require consideration of changes to our structure and the manner in which we conduct our business. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Changes in our effective tax rate may reduce our net income in future periods.

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of share-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and (7) challenges to the transfer pricing policies related to our structure.

U.S. holders that own 10% or more of the vote or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a “controlled foreign corporation,” or a CFC, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.

A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or, for taxable years of non-U.S. corporations beginning after December 31, 2017 and for taxable years of shareholders with or within which such taxable years of non-U.S. corporations end, 10% or more of the value) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.

As a result of certain changes in the U.S. tax law introduced by the Tax Cuts and Jobs Act, we believe that we and our non-U.S. subsidiaries were classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares and the impact of the Tax Cuts and Jobs Act, especially the changes to the rules relating to CFCs.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares. In addition, special information reporting may be required.

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. If we are a CFC and not publicly traded throughout the relevant taxable year, however, the test may be applied based on the adjusted basis of our assets. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO in our business and whether we earn primarily passive income (such as interest income) in the current taxable year or future taxable years. We believe that we were classified as a CFC prior to our IPO in the current taxable year beginning on April 1, 2018. Based on this belief, and the current and expected adjusted basis of our assets, we may be classified as a PFIC with respect to the current taxable year. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC in any taxable year. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.

We expect to implement structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC.  The failure or inability to implement such structures or arrangements may have an adverse impact on the determination of whether we are classified as a PFIC.  In addition, there can be no assurance that the IRS will not successfully challenge these structures and arrangements when implemented, which may result in an adverse impact on the determination of whether we are classified as a PFIC.

The tax consequences that would apply if we are classified as a PFIC would also be different from those described above if a U.S. holder were able to make a valid “qualified electing fund,” or QEF, election. At this time, we do not expect to provide U.S. shareholders with the information necessary for a U.S. holder to make a QEF election. Prospective investors should assume that a QEF election will not be available.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

In July 2018, we issued options for an aggregate of 51,664 of our common shares under our 2017 Plan, at an exercise price of $9.37 per share, to employees of USI.

In July 2018, we also issued options for an aggregate of 36,432 of our common shares under our 2017 Plan, at an exercise price of $11.62 per share, to employees of USI.

In August 2018, we issued options for an aggregate of 5,340 of our common shares under our 2017 Plan, at an exercise price of $15.66 per share, to an employee of USI.

In September 2018, we issued options for an aggregate of 39,815 of our common shares under our 2017 Plan, at an exercise price of $14.00 per share, to an employee of USI.

The sale and issuance of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Initial Public Offering

On October 1, 2018, we issued and sold 10,000,000 common shares in our IPO, and on October 19, 2018, we issued and sold an additional 297,813 common shares pursuant to the underwriters’ partial exercise of their over-allotment option to purchase additional shares, in each case, at a public offering price of $14.00 per share. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to our registration statement on Form S-1 (No. 333-226169), which was declared effective by the SEC on September 26, 2018. J.P. Morgan Securities LLC, Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

As a result of the offering, we received total net proceeds of approximately $131.8 million, after deducting total expenses of $12.4 million, consisting of underwriting discounts and commissions of $10.1 million and offering-related expenses of approximately $2.3 million.

No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on September 27, 2018 pursuant to Rule 424(b) of the Securities Act.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Amended and Restated Bye-laws.	S-1	333-226169	3.3	7/13/18

10.1	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences, Inc., Urovant Sciences GmbH, Urovant Sciences, Inc. and the Registrant.	S-1	333-226169	10.6	7/13/18

10.2	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences GmbH and Urovant Sciences GmbH.	S-1	333-226169	10.7	7/13/18

10.3	Information Sharing and Cooperation Agreement, dated as of July 9, 2018, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-226169	10.8	7/13/18

10.4	Registration Rights Agreement, dated as of July 7, 2018, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-226169	10.9	7/13/18

10.5#	License Agreement, dated August 24, 2018, by and between Urovant Sciences GmbH and Ion Channel Innovations, LLC.	S-1/A	333-226169	10.11	8/30/18

10.6+	2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.13	9/17/18

10.7+	Forms of Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.14	9/17/18

10.8+	Form of Early Exercise Stock Purchase Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.15	9/17/18

10.9+	Employment Agreement, dated September 13, 2018, by and between Christine G. Ocampo and Urovant Sciences, Inc.	S-1/A	333-226169	10.17	9/17/18

10.10+	Employment Agreement, dated September 13, 2018, by and between Nori Ebersole and Urovant Sciences, Inc.	S-1/A	333-226169	10.18	9/17/18

10.11+	Employment Agreement, dated September 13, 2018, by and between Cornelia Haag-Molkenteller, M.D., Ph.D. and Urovant Sciences, Inc.	S-1/A	333-226169	10.19	9/17/18

10.12+	Employment Agreement, dated September 13, 2018, by and between Michael McFadden and Urovant Sciences, Inc.	S-1/A	333-226169	10.20	9/17/18

10.13+	Employment Agreement, dated September 13, 2018, by and between Bryan E. Smith and Urovant Sciences, Inc.	S-1/A	333-226169	10.21	9/17/18

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) omitted pursuant to a request for confidential treatment.
*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UROVANT SCIENCES LTD.

Date:	November 13, 2018	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Date:	November 13, 2018	By:	/s/ Christine G. Ocampo
Christine G. Ocampo
Principal Financial and Accounting Officer