Form 10-Q
period 2018-12-31
Urovant Sciences Ltd.
filed 2019-02-14
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38667

Urovant Sciences Ltd.

(Exact Name of Registrant as Specified in its Charter)

Bermuda	98-1463899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (203) 318-9709

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 12, 2019, the registrant had 30,322,911 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	March 31, 2018
Assets		(Note 2)
Current assets:
Cash	$95,613	$7,194
Restricted cash	244	—
Prepaid expenses and other current assets	15,140	5,196
Total current assets	110,997	12,390
Furniture and equipment, net	571	510
Restricted cash, net of current portion	600	—
Other assets	84	84
Total assets	$112,252	$12,984

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,696	$833
Accrued expenses	6,365	3,595
Due to Roivant Sciences Ltd.	33	1,482
Total liabilities	10,094	5,910

Commitments and contingencies (Note 8)

Shareholders' equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,322,911 and 20,025,098 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	1	1
Common shares subscribed	(1)	(1)
Shareholder receivable	—	(1,310)
Accumulated other comprehensive income	320	7
Additional paid-in capital	248,401	72,562
Accumulated deficit	(146,563)	(64,185)
Total shareholders' equity	102,158	7,074
Total liabilities and shareholders' equity	$112,252	$12,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Research and development(1)	$21,299	$8,046	$69,308	$15,929
General and administrative(2)	4,862	1,389	12,650	1,942
Total operating expenses	26,161	9,435	81,958	17,871
Other income (expense):
Other income (expense)	(219)	6	(299)	(82)
Loss before provision for income taxes	(26,380)	(9,429)	(82,257)	(17,953)
Provision for income taxes	61	22	121	26
Net loss	$(26,441)	$(9,451)	$(82,378)	$(17,979)
Net loss per common share—basic and diluted	$(0.87)	$(0.47)	$(3.51)	$(1.11)
Weighted average common shares outstanding—basic and diluted	30,264,643	20,025,098	23,450,692	16,175,425

(1)

Includes $0 and $2,230 and $1,492 and $5,874 of costs allocated from RSL during the three and nine months ended December 31, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 7).

(2)

Includes $21 and $1,700 and $311 and $680 of costs allocated from RSL during the three and nine months ended December 31, 2018 and 2017, respectively. Also includes share-based compensation expense (see Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(26,441)	$(9,451)	$(82,378)	$(17,979)
Other comprehensive income (loss):
Foreign currency translation adjustment	216	(7)	313	74
Total other comprehensive income (loss)	216	(7)	313	74
Comprehensive loss	$(26,225)	$(9,458)	$(82,065)	$(17,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholder’s Equity (Deficit)

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions	—	—	—	—	18,500	—	—	18,500
Share-based compensation expense	—	—	—	—	320	—	—	320
Capital contribution – share-based compensation expense	—	—	—	—	486	—	—	486
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	(220)
Net loss	—	—	—	—	—	(31,295)	—	(31,295)
Balance at June 30, 2018	20,025,098	1	(1)	(1,310)	91,868	(95,480)	(213)	(5,135)
Capital contributions	—	—	—	—	21,744	—	—	21,744
Share-based compensation expense	—	—	—	—	895	—	—	895
Capital contribution – share-based compensation expense	—	—	—	—	94	—	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	317	317
Net loss	—	—	—	—	—	(24,642)	—	(24,642)
Balance at September 30, 2018	20,025,098	1	(1)	(1,310)	114,601	(120,122)	104	(6,727)
Capital contributions	—	—	—	1,310	36	—	—	1,346
Issuance of common shares in initial public offering, net of commissions and offering costs of $11.3 million	10,297,813	—	—	—	132,931	—	—	132,931
Share-based compensation expense	—	—	—	—	833	—	—	833
Foreign currency translation adjustment	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	(26,441)	—	(26,441)
Balance at December 31, 2018	30,322,911	$1	$(1)	$—	$248,401	$(146,563)	$320	$102,158

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2017	2,670,013	$—	$—	$—	$31,046	$(27,111)	$(25)	$3,910
Capital contributions	—	—	—	(1,810)	1,845	—	—	35
Issuance of common shares to Roivant Sciences Ltd.	17,355,085	1	(1)	—	—	—	—	—
Capital contribution – share-based compensation expense	—	—	—	—	884	—	—	884
Foreign currency translation adjustment	—	—	—	—	—	—	144	144
Net loss	—	—	—	—	—	(3,615)	—	(3,615)
Balance at June 30, 2017	20,025,098	1	(1)	(1,810)	33,775	(30,726)	119	1,358
Capital contributions	—	—	—	500	4,500	—	—	5,000
Share-based compensation expense	—	—	—	—	7	—	—	7
Capital contribution – share-based compensation expense	—	—	—	—	880	—	—	880
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Net loss	—	—	—	—	—	(4,913)	—	(4,913)
Balance at September 30, 2017	20,025,098	1	(1)	(1,310)	39,162	(35,639)	56	2,269
Capital contributions	—	—	—	—	11,000	—	—	11,000
Share-based compensation expense	—	—	—	—	187	—	—	187
Capital contribution – share-based compensation expense	—	—	—	—	476	—	—	476
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(9,451)	—	(9,451)
Balance at December 31, 2017	20,025,098	$1	$(1)	$(1,310)	$50,825	$(45,090)	$49	$4,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(82,378)	$(17,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	—
Share-based compensation expense	2,628	2,434
Unrealized foreign currency translation adjustment	313	74
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,944)	(89)
Due to Roivant Sciences Ltd.	(1,449)	82
Accounts payable	2,863	400
Accrued expenses	2,770	1,867
Net cash used in operating activities	(85,065)	(13,211)
Cash flows from investing activities:
Purchases of furniture and equipment	(193)	—
Net cash used in investing activities	(193)	—
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	41,590	16,035
Proceeds from issuance of common shares in initial public offering, net of offering costs	132,931	—
Net cash provided by financing activities	174,521	16,035
Net change in cash and restricted cash	89,263	2,824
Cash and restricted cash—beginning of period	7,194	4,767
Cash and restricted cash—end of period	$96,457	$7,591
Non-cash financing activities:
Shareholder receivable for the sale of intellectual property rights in China recorded as a deemed capital contribution (see Note 5[B])	$—	$1,310
Supplemental disclosure of cash paid:
Income taxes	$174	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder, or OAB. The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902 (formerly known as hMaxi-K), is a novel gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. In November 2016, the Company incorporated as its wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland and (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America.

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, acquiring its product candidates, vibegron and URO-902, and preparing for and advancing vibegron into clinical development. Vibegron was licensed from Merck Sharp & Dohme Corp. (“Merck”), a subsidiary of Merck & Co., in February 2017. URO-902 was licensed from Ion Channel Innovations, LLC (“ICI”) in August 2018. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

[B] Liquidity:

The Company has not historically been capitalized with sufficient funding to conduct its operations. Certain other costs of conducting the Company’s operations prior to the Company’s initial public offering, which was completed in October 2018, were paid by Roivant Sciences Ltd., inclusive of its wholly owned subsidiaries (“RSL”), and were reimbursed by the Company including amounts pursuant to services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”).

The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its’ spend, and that the Company could use its available capital resources sooner than currently expected. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch vibegron or URO-902. Accordingly, the Company will seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

The Company’s future operations are highly dependent on a combination of factors, including (1) the timely and successful completion of any additional financing; (2) the success of its research and development programs; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) regulatory approval and market acceptance of vibegron, URO-902 or any future product candidate.

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 and the condensed consolidated statements of shareholders’ equity (deficit) for each of the quarters within the nine months ended December 31, 2018 and 2017 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018 included in the Company’s final prospectus dated September 26, 2018 filed with the Securities and Exchange Commission (“SEC”) on September 27, 2018.

The condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future period.

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

The Company’s financial instruments consist of cash, restricted cash, accounts payable, accrued expenses and amounts due to and from RSL. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

[D] Restricted cash:

Restricted cash consists of non-interest-bearing money market deposit accounts. Restricted cash classified as a current asset consists of a money market deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of a money market deposit account related to an irrevocable standby letter of credit connected to an office lease entered into in November 2018 with an expiration date in 2026 (see Note 8).

[E] Deferred initial public offering costs:

Deferred offering costs, which consisted of direct costs related to the Company’s initial public offering of its common shares, were capitalized in other current assets until the consummation of the initial public offering. These offering costs were reclassified to additional paid-in capital upon the closing of the Company’s initial public offering on October 1, 2018.

[F] Net loss per common share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholder by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholder by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data.

At December 31, 2018 and 2017, potentially dilutive securities were as follows:

	December 31,
	2018	2017
Options	2,866,666	1,507,219
Restricted stock units (unvested)	5,000	—
Total	2,871,666	1,507,219

[G] Recently issued accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt this standard as of April 1, 2019. ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. The Company has implemented a process to identify its outstanding lease portfolio and is currently evaluating its outstanding leases to determine the impact the new standard will have on its consolidated financial statements. The Company expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s consolidated balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the consolidated balance sheet presentation is expected to change, the Company does not expect a material change to the consolidated statements of operations and comprehensive loss or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), (“ASU No. 2016-18”) which requires that restricted cash be added to cash and cash equivalents when reconciling the beginning and ending amounts on the condensed consolidated statements of cash flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the condensed consolidated balance sheets to reconcile those amounts to the condensed consolidated statements of cash flows. ASU No. 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. Entities must apply the guidance retrospectively to each period presented. As a result, the Company added restricted cash to the ending amounts on the condensed consolidated statement of cash flows for the nine months ended December 31, 2018. The following table provides a reconciliation of the amount of cash reported on the condensed consolidated balance sheets to the total of cash and restricted cash shown on the condensed consolidated statements of cash flows (in thousands):

	December 31, 2018	March 31, 2018
Cash	$95,613	$7,194
Restricted cash	844	—
Cash and restricted cash	$96,457	$7,194

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU No. 2018-09”), to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items of the amendments in ASU No. 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial position, results of operations and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company adopted SEC Release No. 33-10532 during the three and nine months ended December 31, 2018 and as a result disclosed in its condensed consolidated statements of shareholders’ equity (deficit) the quarterly activity of each caption of shareholders’ equity within the nine months ended December 31, 2018 and 2017.  The adoption of this release did not have a material impact on the Company’s consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU No. 2018-13”) which provides guidance that remove, modify and add to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial position, results of operations and related disclosures.

Note 3—License agreement

On August 24, 2018, the Company’s wholly owned subsidiary, USG, entered into an exclusive license agreement with ICI (the “ICI Agreement”) for the development and commercialization of URO-902 in exchange for the following consideration:

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

For the consideration above, the Company received certain research and development historical records. The Company did not receive any material inventory of URO-902, did not hire, or receive, any ICI employees working on URO-902, and did not receive any research, clinical or manufacturing equipment. Additionally, the Company did not assume from ICI any contracts, licenses or agreements between ICI and any third party with respect to URO-902. The Company will need to develop independently all clinical processes and procedures for its clinical trials through the use of internal and external resources once appropriate and acceptable resources have been identified and obtained.

The Company has evaluated the in-license agreement of URO-902 from ICI based on the applicable guidance in ASC No. 805, Business Combinations, and has determined that the in-process research and development asset (“IPR&D”) licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC No. 730, Research and Development, whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $0.25 million as research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2018.

Note 4—Accrued expenses

Accrued expenses at December 31, 2018 and March 31, 2018 consist of the following (in thousands):

	December 31, 2018	March 31, 2018
Research and development expenses	$4,072	$2,482
General and administrative expenses	357	429
Bonuses and other compensation expenses	1,769	549
Professional services expenses	103	90
Other expenses	64	45
Total accrued expenses	$6,365	$3,595

Note 5—Related party transactions

[A] Services agreements:

In May 2017, the Company entered into a services agreement with RSI effective January 17, 2017, as amended and restated on July 9, 2018, under which RSI agreed to provide certain administrative and research and development services to the Company during its formative period. Under this services agreement, the Company will pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined markup. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost.  The condensed consolidated financial statements also include third-party expenses that have been paid by RSI and RSL since the inception of the Company.

During the nine months ended December 31, 2018 and 2017, RSL and RSI provided certain administrative and research and development services on behalf of the Company. Total compensation expense, inclusive of base salary, fringe benefits and share-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. A significant component of total compensation expense allocated back to the Company relates to the RSL common share awards and RSL options issued by RSL to RSL and RSI employees. The term of the RSI services agreement will continue until terminated upon 90 days’ written notice by RSI or by either USI or USG with respect to the services either such party receives thereunder.

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

Under the RSI and RSG services agreements, for the three and nine months ended December 31, 2018 and 2017, the Company incurred expenses of approximately $21,000 and $3.3 million and $1.3 million and $4.3 million, respectively, inclusive of the mark-up. Based upon the service performed under the services agreements, amounts included in research and development expenses totaled $0 and $2.1 million and $1.1 million and $3.8 million, and amounts included in general and administrative expenses totaled approximately $21,000 and $1.2 million and $0.2 million and $0.5 million during the three and nine months ended December 31, 2018 and 2017, respectively.

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

The consideration for the assignment of the rights to China under the Merck license agreement was $1.8 million plus applicable Swiss VAT and was determined based on an independent third-party valuation. Since the in-process research and development asset acquired from Merck was expensed during the year ended March 31, 2017, the carrying value of the intellectual property rights transferred to RSG was $0. Since the assignment of such intellectual property rights from USG to RSG were between entities under common control with no carrying value, the Company accounted for the consideration of $1.8 million as a deemed capital contribution from its parent, RSL.  In July 2017, the Company received payment of $0.5 million under such agreement and the remaining consideration due of $1.3 million was classified within equity as a shareholder receivable in the accompanying condensed consolidated balance sheets as of March 31, 2018. The remaining consideration of $1.3 million was received in October 2018.

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

Note 6—Shareholders’ equity

[A] Initial public offering:

On September 26, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares was declared effective by the SEC.  In the initial public offering, which closed on October 1, 2018, the Company issued and sold 10,000,000 common shares at a price to the public of $14.00 per share. On October 18, 2018, the Company issued and sold an additional 297,813 common shares at the public offering price of $14.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option in the initial public offering. Our sole shareholder prior to the initial public offering, RSL, purchased 2,678,571 shares in the initial public offering at the public offering price of $14.00. The aggregate net proceeds to the Company from the initial public offering, inclusive of the proceeds from the partial over-allotment exercise, were $132.9 million after deducting underwriting discounts and commissions of $10.1 million and offering related expenses of $1.2 million.

[B] Capital contributions:

For the three and nine months ended December 31, 2018 and 2017, RSL made cash capital contributions of $0 and $40.3 million and $11.0 million and $15.5 million, respectively. No additional common shares of the Company were issued in connection with these capital contributions as RSL owned 100% of the shares issued and outstanding.

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

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan automatically increases on November 1 of each year, commencing on November 1, 2018 and ending on November 1, 2028, in an amount equal to 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date.  On November 1, 2018, the number of common shares authorized for issuance increased automatically by 1,212,916 shares in accordance with the evergreen provision of the 2017 Plan.

At December 31, 2018, a total of 1,411,765 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Risk-free interest rate	2.82% - 3.06%	2.18% - 2.32%	2.73% - 3.06%	2.01% -2.32%
Expected term, in years	6.00 - 6.11	6.25	6.00 - 6.25	6.25
Expected volatility	65.8% - 68.1%	69.1% - 69.5%	65.8% - 68.4%	69.1% - 69.9%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through December 31, 2018 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	1,737,838	$3.84	$2.46	—	$—
Granted	1,136,868	$8.45	$5.59
Forfeited	(8,010)	$6.33	$5.72
Options outstanding at December 31, 2018	2,866,696	$5.66	$3.69	9.11	$5,175
Options exercisable at December 31, 2018	460,294	$3.82	$2.45	8.77	$1,275

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at December 31, 2018. At December 31, 2018, there were 460,294 vested or exercisable options outstanding. During the three and nine months ended December 31, 2018, the Company granted options to purchase 319,267 common shares and 1,136,838 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price of $10.32 and $8.45, respectively, under the 2017 Plan.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through December 31, 2018 is as follows:

Number of Shares
Unvested balance at March 31, 2018	—
Granted	5,000
Unvested balance at December 31, 2018	5,000

The weighted average grant-date fair value of RSUs granted during the three and nine months ended December 31, 2018 was $7.84 per unit.

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Share-based compensation recognized as:
Research and development	$322	$417	$887	$2,110
General and administrative	511	246	1,741	324
Total	$833	$663	$2,628	$2,434

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 7[B].

Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.

For the three and nine months ended December 31, 2018 and 2017, the Company recorded share-based compensation expense related to stock options and restricted stock units issued to employees, directors and consultants of $0.8 million and $2.0 million and $0.2 million and $0.2 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $8.7 million at December 31, 2018 and is expected to be recognized over a weighted-average period of 3.16 years.

[C] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0 and $0.6 million and $0.4 million and $2.2 million for the three and nine months ended December 31, 2018 and 2017, respectively.

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

RSL RSUs:

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and liquidity condition, if both are achieved within the requisite service period. As of December 31, 2018, the performance condition had not been met and was deemed not probable of being met.

For the three and nine months ended December 31, 2018 and 2017, the Company recorded no share-based compensation expense related to the RSUs that were issued. At December 31, 2018, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

Note 8—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement (see Note 3), the Codexis enzyme supply agreement, the Kyorin information sharing collaboration agreement, the services agreements with RSI and RSG (see Note 5[A]) and has a lease agreement for office space located in Irvine, California that expires in February 2020.

In November 2018, the Company entered into a lease agreement for 21,489 square feet of office space located in Irvine, California that expires seven years from the lease commencement date, with an option to terminate after five years. The lease has scheduled rent increases each year and the Company has the option to extend the lease term for an additional five years. The Company expects the lease to commence during the first half of fiscal 2019.

Future operating lease obligations under this lease agreement (excluding the optional lease renewal term) as of December 31, 2018 are as follows (in thousands):

Years Ending March 31,	Operating Lease
2020	$381
2021	673
2022	694
2023	714
2024	735
Thereafter	1,539
Total minimum operating lease payments	$4,736

In addition, the Company has entered into services agreements with third parties for pharmaceutical research and development and manufacturing activities. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates. Subject to required notice periods, a nominal early termination fee, in certain cases, and the Company’s remaining obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops. As of December 31, 2018, the Company did not have any additional ongoing material financial commitments.

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

During the three and nine months ended December 31, 2018, there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2018 included in the Company’s final prospectus dated September 26, 2018 filed with the SEC on September 27, 2018.

Note 9—Subsequent events

The Company has evaluated subsequent events through February 13, 2019, the date that the unaudited condensed consolidated financial statements were available to be issued and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the condensed consolidated financial statements and as follows.

Share-based compensation:

In January and February 2019, the Company granted options to purchase 1,113,400 common shares to certain employees of the Company, with a weighted-average exercise price of $6.88 per share under the 2017 Plan.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2018 included in our final prospectus, filed with the United States Securities and Exchange Commission, or the SEC, on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly owned subsidiaries.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. We are advancing vibegron for the treatment of overactive bladder, or OAB, and for two potential additional indications, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS. In addition, we are developing URO-902 (formerly known as hMaxi-K), a novel gene therapy, for patients with OAB who have failed oral pharmacological therapy.  Vibegron was licensed to us in February 2017 by Merck Sharp & Dohme Corp., or Merck, and URO-902 was licensed to us by Ion Channel Innovations, LLC, or ICI.

We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to vibegron and worldwide rights to URO-902, preparing for and advancing the clinical development of our product candidates, raising capital, and preparing for the potential commercialization of vibegron.

Financial History

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vibegron, URO-902 and any future product candidates. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.

Prior to the completion of our initial public offering, or IPO, our operations were primarily funded through capital contributions or short-term advances from Roivant Sciences Ltd. or its affiliates. In October 2018, we completed our IPO in which we sold 10,297,813 common shares, including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were approximately $132.9 million, after deducting $10.1 million in underwriting discounts and commissions and $1.2 million in offering expenses. We intend to use these proceeds to complete our international Phase 3 EMPOWUR trial for vibegron in patients with OAB and advance through completion of site activation and initiation of patient enrollment our planned Phase 3 clinical trial for vibegron for the treatment of OAB in men with BPH, our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, and our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies.

As of December 31, 2018 and March 31, 2018, we had an accumulated deficit of $146.6 million and $64.2 million, respectively. For the three months ended December 31, 2018 and 2017, we recorded net losses of $26.4 million and $9.4 million, respectively and for the nine months ended December 31, 2018 and 2017, we recorded net losses of $82.4 million and $18.0 million, respectively. As of December 31, 2018, we had $96.5 million of cash and restricted cash.

Our Product Candidates

Vibegron

We are currently developing vibegron in three target indications: OAB; OAB in men with BPH; and abdominal pain due to IBS. Vibegron is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. We believe vibegron, if successful in meeting the efficacy endpoints in our pivotal Phase 3 EMPOWUR trial, and if approved by the U.S. Food and Drug Administration, or FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a QTc signal at any of the human doses tested.

Urovant Sciences GmbH, our wholly owned subsidiary, holds global commercial rights to vibegron, excluding Japan and certain other Asian countries. In September 2017, Kyorin submitted a marketing application for vibegron to the Japan Pharmaceuticals and Medical Devices Agency, and received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB in September 2018.

Our Phase 3 Program for the Treatment of OAB

We are currently evaluating vibegron in an international pivotal Phase 3 clinical trial for the treatment of OAB that was initiated in March 2018. Our Phase 3 EMPOWUR trial is a randomized, double-blind, placebo- and active comparator-controlled trial in men and women with OAB wet, meaning symptoms include at least one urge urinary incontinence, or UUI, episode per day, or OAB dry.

OAB is a highly prevalent condition, with more than 30 million Americans over the age of 40 suffering from bothersome symptoms. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials in a total of over 2,600 OAB patients, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. Our ongoing Phase 3 clinical trial has a design similar to the Phase 2b clinical trial conducted by Merck and the Japanese Phase 3 clinical trial conducted by Kyorin Pharmaceutical Co., Ltd., or Kyorin.

In our on-going Phase 3 EMPOWUR trial, individuals who met the eligibility requirements for the trial were randomized to one of three groups for a 12-week treatment period: vibegron 75 mg administered orally once daily, placebo administered orally once daily, or extended release tolterodine, or tolterodine ER (a commonly prescribed anticholinergic for OAB), 4 mg administered orally once daily. Eligible patients completing the initial 12-week blinded assessment were offered the opportunity to enroll in a 40-week double-blind extension study to evaluate the safety and efficacy of longer-term treatment. To be eligible, patients must have been at least 18 years old with a history of OAB (as diagnosed by a physician) for at least three months. During the screening period, patients must have experienced on average at least eight micturitions per day; either an average of at least three urgency episodes per day or at least one UUI episode per day; and total UUI episodes must have exceeded stress urinary incontinence episodes.

The co-primary efficacy endpoints at week 12 of our Phase 3 EMPOWUR trial were a change from baseline in the average number of micturitions per 24 hours in all patients and a change from baseline in the average number of UUI episodes per 24 hours in patients with OAB wet. Secondary endpoints included, among others, changes in the frequency of urgency episodes and total incontinence episodes (which includes all incontinence episodes, whether UUI or stress-related), as well as self-reported quality of life scores.

The study has enrolled more than 1,500 patients across 216 sites in total and we have completed enrollment in the study. We expect to report top-line results from this clinical trial by the end of March 2019. If the results are positive, we plan to submit a new drug application, or NDA, to the FDA by the end of the first quarter of 2020.

Our Phase 3 Program for the Treatment of OAB in Men with BPH

We expect to commence an approximately 1,000 patient Phase 3 clinical trial for OAB in men with BPH, testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial.  The FDA is aligned with our proposed study design and we plan to enroll the first subject by March 2019. The co-primary efficacy endpoints at week 12 of this study will be a reduction in micturition frequency and urgency episodes in 24 hours while the total double-blind study duration will be 24 weeks.  Secondary endpoints included, among others, a reduction in nocturia episodes (awakening at night to void), prostate symptom scores and safety. Given the limited clinical data available in men with OAB and BPH, the study will be completed in a two-part trial. In part one, the study will focus on initial safety in 80 patients while in part two, the study will assess efficacy and safety.

Our Phase 2a Program for the Treatment of Abdominal Pain Due to IBS

Our investigational new drug application, or IND, was accepted by the FDA for a Phase 2a clinical trial for abdominal pain due to IBS. In December 2018, we randomized our first patient in this study. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. By the end of calendar year 2019, we expect to enroll approximately 200 female patients in the United States randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. We expect to receive top-line data from the Phase 2a clinical trial in 2020. The primary efficacy endpoint for the study is the proportion of subjects who achieve at least a 30% improvement in the average worst abdominal pain score on an 11-point rating scale (0-10) at week 12. Secondary endpoints include Global Improvement Scale ratings, stool symptoms and safety.

URO-902

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We plan to initiate a placebo controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 in approximately 50 to 80 patients. Prior to initiation of this Phase 2a clinical trial, we plan to discuss its design and proposed efficacy endpoints with the FDA. The proposed key efficacy endpoints for this Phase 2a clinical trial will include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial will consider the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI.

Our development programs and upcoming milestones are summarized in the following figure:

1.	We plan to discuss the clinical development program for URO-902 for the treatment of OAB with the FDA.

We intend to continue to expand our pipeline with the goal of creating a leading urology company by developing, commercializing and acquiring innovative therapies.

Our Key Agreements

License and Collaboration Agreements

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan and certain other Asian territories, pursuant to our license agreement with Merck, which we entered into in February 2017. Pursuant to this agreement, we made an upfront payment of $25.0 million to Merck during the year ended March 31, 2017. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the agreement.

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

Vibegron is also being developed by Kyorin for the treatment of OAB in Japan and certain other Asian territories. We entered into a collaboration agreement with Kyorin in August 2017. Pursuant to this agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. The remaining obligations under this agreement will be due upon the achievement of certain regulatory milestones by Kyorin in Japan and us in the United States, subject to certain conditions. In September 2018, Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB.

We received an exclusive license to develop, manufacture and commercialize URO-902 worldwide, pursuant to our license agreement with ICI, which we entered into in August 2018. Pursuant to this agreement, we made an upfront payment of $250,000 to ICI during the nine months ended December 31, 2018. Additionally, we agreed to pay ICI up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestone events and up to an aggregate of $60.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay ICI tiered royalties in the mid-to-high single digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to certain reductions.

Services Agreements

Since our initiation, our operations were supported, in part, by our affiliates, Roivant Sciences, Inc., or RSI, and Roivant Sciences GmbH, or RSG, each a wholly owned subsidiary of our parent company, Roivant Sciences Ltd., or RSL. RSI provided us with certain administrative, financial and research and development services, and RSG provided us with services in relation to the identification of potential product candidates, assistance with clinical trials and other development, administrative and financial activities, in each case, pursuant to the amended and restated services agreements entered into in July 2018, or the Services Agreements. Under the terms of the Services Agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us. In addition, we are obligated to pay to RSI and RSG a pre-determined markup on costs incurred by them in connection with any general and administrative and support services as well as research and development services. Our reliance on RSI and RSG has decreased significantly as we and our wholly owned subsidiary, Urovant Sciences, Inc., or USI, have completed the hiring of personnel to manage our operations and the development and potential commercialization of vibegron, URO-902 and any future product candidates. In the future, we may continue to receive various services pursuant to the Services Agreements however, we expect our reliance on our affiliates to be at a significantly decreased level going forward.

Financial Operations Overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception. If we are able to successfully develop, receive regulatory approval for and commercialize vibegron, URO-902 or any future product candidate alone or in collaboration with third parties, we may generate revenue from vibegron, URO-902 or any such future product candidate.

Research and Development Expenses

Our research and development expenses to date have been attributed to the license of the rights to vibegron and URO-902 and the continued development of vibegron for OAB. We expect to increase the number of our research and development programs while maintaining our current research and development spend as we finish out our ongoing Phase 3 EMPOWUR trial for the treatment of OAB, initiate and advance our planned Phase 3 clinical trial of vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. Research and development expenses will include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for our research and development personnel;
•

direct third-party costs such as expenses incurred under agreements with clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of vibegron on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates;

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

General and Administrative Expense

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for general and administrative personnel, legal and accounting fees relating to our formation and corporate matters, consulting services and services received under the Services Agreements with RSI and RSG.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of continuing to operate as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	2018	2017
Operating expenses:
Research and development	$21,299	$8,046
General and administrative	4,862	1,389
Total operating expenses	26,161	9,435
Other (expense) income	(219)	6
Loss before provision for income taxes	(26,380)	(9,429)
Provision for income taxes	61	22
Net loss	$(26,441)	$(9,451)

Research and Development Expenses

Research and development expenses increased by $13.3 million, to $21.3 million, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, primarily due to increases in expenses for the advancement of our Phase 3 EMPOWUR trial for the treatment of OAB, the initiation of our Phase 2a trial for the treatment of abdominal pain due to IBS, as well as employee-related expenses due to our increased headcount to support our clinical operations. Research and development expenses for the three months ended December 31, 2018 primarily consisted of program-specific research and development costs for vibegron of $18.7 million, which included CRO costs of $14.5 million, chemistry, manufacturing and controls costs of $2.6 million, and other third-party research and development costs of $1.6 million. The remainder consisted primarily of unallocated personnel-related costs of $1.4 million, share-based compensation expense for stock options and restricted stock units granted to employees of $0.3 million and other third-party expenses of $0.9 million.

Research and development expenses were $8.0 million for the three months ended December 31, 2017 and consisted primarily of program-specific research and development costs for vibegron of $6.0 million, which includes CRO costs of $2.7 million and chemistry, manufacturing and controls costs of $2.7 million, and other third-party research and development costs of $0.6 million. The remainder consisted primarily of unallocated research and development expenses of $0.5 million under our collaboration agreement with Kyorin, share-based compensation expense of $0.4 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and costs of $1.1 million billed to us under the Services Agreements, including personnel and third-party costs.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million, to $4.9 million, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, primarily due to an increase in employee salaries and benefits resulting from increased headcount to support our operations, as well as an increase in legal, consulting and other professional fees. General and administrative expenses for the three months ended December 31, 2018 consisted primarily of personnel-related costs of $1.7 million, share-based compensation expense for stock options granted to employees, board members and consultants of $0.5 million and legal and other professional and consulting fees of $1.5 million. The remainder consisted primarily of general overhead and corporate expenses.

General and administrative expenses were $1.4 million for the three months ended December 31, 2017 and consisted primarily of personnel-related costs of $0.6 million, share-based compensation expense for stock options granted to employees of $0.2 million, share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.1 million and $0.3 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of legal, consulting and other professional fees.

Comparison of the Nine Months Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Operating expenses:
Research and development	$69,308	$15,929
General and administrative	12,650	1,942
Total operating expenses	81,958	17,871
Other expense	(299)	(82)
Loss before provision for income taxes	(82,257)	(17,953)
Provision for income taxes	121	26
Net loss	$(82,378)	$(17,979)

Research and Development Expenses

Research and development expenses increased by $53.4 million, to $69.3 million, for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, primarily due to increases in expenses for the advancement of our Phase 3 EMPOWUR trial for the treatment of OAB, as well as employee-related expenses due to our increased headcount to support our clinical operations. Research and development expenses for the nine months ended December 31, 2018 primarily consisted of program-specific research and development costs for vibegron of $60.2 million, which included CRO costs of $51.7 million, chemistry, manufacturing and controls costs of $6.1 million, and other third-party research and development costs of $2.4 million. The remainder consisted primarily of unallocated personnel-related costs of $3.6 million, share-based compensation expense for stock options and restricted stock units granted to employees of $0.8 million, share-based compensation expense of $0.1 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, costs of $2.1 million billed to us under the Services Agreements, including personnel and third-party costs, in-process research and development expenses of $0.3 million under our license agreement with ICI, and other third-party expenses of $2.2 million.

Research and development expenses were $15.9 million for the nine months ended December 31, 2017 and consisted primarily of program-specific research and development costs for vibegron of $9.0 million, which includes CRO costs of $4.5 million, chemistry, manufacturing and controls costs of $3.5 million, and other third-party research and development costs of $1.0 million. The remainder consisted primarily of unallocated research and development expenses of $1.0 million under our collaboration agreement with Kyorin, share-based compensation expense of $2.1 million allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and costs of $3.8 million billed to us under the Services Agreements, including personnel and third-party costs.

General and Administrative Expenses

General and administrative expenses increased by $10.8 million, to $12.7 million, for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, primarily due to an increase in employee salaries and benefits resulting from increased headcount to support our operations, as well as an increase in legal, consulting and other professional fees. General and administrative expenses for the nine months ended December 31, 2018 consisted primarily of personnel-related costs of $4.5 million, share-based compensation expense for stock options granted to employees, board members and consultants of $1.2 million, share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.5 million, legal and other professional and consulting fees of $3.7 million, and costs of $1.2 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of general overhead and corporate expenses.

General and administrative expenses were $1.9 million for the nine months ended December 31, 2017 and consisted primarily of personnel-related costs of $0.6 million, share-based compensation expense for stock options granted to employees of $0.2 million, share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters of $0.1 million, and costs of $0.6 million billed to us under the Services Agreements, including personnel costs, overhead allocations and third-party costs. The remainder consisted primarily of legal and other professional and consulting fees.

Liquidity and Capital Resources

Overview

In October 2018, we completed our IPO, in which we sold 10,297,813 common shares, including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were $132.9 million, after deducting $10.1 million in underwriting discounts and commissions and $1.2 million in offering expenses.

For the three and nine months ended December 31, 2018, we had a net loss of $26.4 million and $82.4 million, respectively. As of December 31, 2018, we had an accumulated deficit of $146.6 million, a cash and restricted cash balance of $96.5 million, and we have never generated any revenue. Prior to our IPO, all operations to date have been financed through capital contributions or short-term advances from RSL or its affiliates.

We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	complete our Phase 3 EMPOWUR trial of vibegron for the treatment of OAB;
•	initiate and advance our planned Phase 3 trial of vibegron for the treatment of OAB in men with BPH;
•	advance our Phase 2a trial of vibegron for the treatment of abdominal pain due to IBS;
•	initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	expand our chemistry, manufacturing, and control and other manufacturing related activities;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and

•	operate as a public company.

Our primary use of cash has been to fund the development of vibegron for the treatment of OAB. We expect our operating expenses to continue to increase over the near term as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements. We will need additional funding to complete the clinical development of, and seek regulatory approval for, our product candidates, and commercially launch vibegron or URO-902, if approved.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, URO-902 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(85,065)	$(13,211)
Net cash used in investing activities	(193)	—
Net cash provided by financing activities	174,521	16,035

Operating Activities

For the nine months ended December 31, 2018, $85.1 million of cash was used in operating activities. This was primarily attributable to a net loss of $82.4 million, an increase of $9.9 million in prepaid expenses and other current assets and a decrease of $1.5 million in amounts due to RSL based on the allocation of personnel expenses associated with the development of our product pipeline and corporate matters. These amounts were partially offset by an increase of $5.6 million in accounts payable and accrued expenses primarily due to the advancement of our Phase 3 EMPOWUR trial, $2.0 million in share-based compensation expense from stock options and restricted stock units granted to employees, board members and consultants, and $0.6 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters.

For the nine months ended December 31, 2017, $13.2 million of cash was used in operating activities. This was primarily attributable to a net loss of $18.0 million. This amount was partially offset primarily by an increase of $2.2 million in accounts payable and accrued expenses, $0.2 million in share-based compensation expense from stock options granted to employees, $2.2 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters and an increase of $0.1 million in amounts due to RSL based on the allocation of personnel expenses associated with the formation of our company, development of our product pipeline and corporate matters.

Investing Activities

For the nine months ended December 31, 2018, $0.2 million of cash was used in investing activities, all for the purchases of furniture and equipment.

For the nine months ended December 31, 2017, there were no cash flows from investing activities.

Financing Activities

For the nine months ended December 31, 2018, cash provided by financing activities of $174.5 million was primarily attributable to the net proceeds of $132.9 million from our IPO and capital contributions from RSL of $41.6 million.

For the nine months ended December 31, 2017, cash provided by financing activities of $16.0 million was attributable to capital contributions from RSL.

Contractual Obligations and Commitments

During the nine months ended December 31, 2018, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our final prospectus filed with the SEC on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act, except that, during the nine months ended December 31, 2018, we entered into a license agreement with ICI for the exclusive license to URO-902 and we entered into a lease agreement for 21,489 square feet of office space located in Irvine, California that expires seven years from the lease commencement date. See Note 3, “License Agreement”, and Note 8, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of these agreements.

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

During the nine months ended December 31, 2018, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2018 included in our final prospectus filed with the SEC on September 27, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency rates and changes in the market value of equity instruments. As of December 31, 2018 and March 31, 2018, we had cash and restricted cash of $96.5 million and $7.2 million, respectively, consisting of non-interest-bearing deposits denominated in the U.S. dollar and Swiss franc. We do not believe we are currently exposed to any material market risk.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, acquiring rights to vibegron and URO-902, and developing vibegron for the treatment of OAB. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, vibegron for the treatment of OAB or our other targeted indications, OAB in men with BPH  and abdominal pain due to IBS, as well as URO-902 for the treatment of OAB. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue.

Even if we receive regulatory approval for one of our product candidates, we do not know when or if it will generate product revenue. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
•	add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;
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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $26.4 million and $82.4 million for the three and nine months ended December 31, 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $146.6 million.

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

We expect our research and development expenses in connection with our development programs for our product candidates to continue to be significant. In addition, as we prepare for and if we obtain regulatory approval for our product candidates, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had, and will continue to have, an adverse effect on our results of operations, financial position and working capital.

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

We have not submitted an NDA for vibegron, a Biologics License Application, or BLA, for URO-902, or any other marketing authorizing application for any other product candidates to the FDA or any comparable application to any other regulatory authority. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our product candidates. These expenditures will include costs associated with our license agreements with Merck and ICI pursuant to which we are obligated to cover the development and commercialization costs of vibegron and URO-902, respectively, make payments in connection with the achievement of certain regulatory milestones prior to generating any product sales, make further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the sale of approved products, if any.

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
•

the timing, costs and results of our proposed Phase 3 COURAGE clinical trial of vibegron for the treatment of OAB in men with BPH and our Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS;

•	the timing, costs and results of our proposed Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We currently believe that our existing cash will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We do not have any committed external source of funds. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

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

We rely on our license agreements with Merck and ICI to provide rights to the core intellectual property relating to vibegron and URO-902, respectively. Any termination or loss of significant rights under either agreement, would adversely affect our development or commercialization of these product candidates.

We have licensed our core intellectual property relating to vibegron and URO-902 from Merck and ICI, respectively. If, for any reason, our license agreement with Merck or ICI is terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreements impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Merck or ICI, and Merck or ICI may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell our product candidates.

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

Under our license agreement with ICI, ICI agreed to reasonably assist us during a specified period of time with a technical transfer of the manufacturing process from ICI to us or our designee for production of URO-902. If ICI fails to fulfill its obligations under this agreement, or if we require additional assistance after their obligation to assist us expires, our manufacture and development of URO-902 could be significantly delayed or otherwise adversely affected.

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

We rely on RSI and RSG to provide various services for us.

We currently rely in part on services provided by RSI and RSG, wholly owned subsidiaries of RSL, which provide services to us pursuant to the Services Agreements with RSI and RSG. Personnel and support staff who provide services to us under these Services Agreements are not required to treat management and administration of our business as their primary responsibility, or act exclusively for us and we do not expect them to do so. Under the Services Agreements, RSI and RSG have the discretion to determine who, among their employees, will perform services for us. RSI and RSG have limited resources and engage in other business activities and provide support for other of our affiliates and subsidiaries of RSL. If either RSI or RSG fails to perform its obligations in accordance with the terms of the Services Agreements or to effectively manage services provided to us, the operations of our business may be adversely affected.

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

We expect to hire, either directly, or through any current or future subsidiaries of ours, additional employees for our managerial, finance and accounting, clinical, scientific and engineering, regulatory, operational, manufacturing, medical affairs and sales and marketing teams. We may have difficulties identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of vibegron, URO-902 and any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates and compete effectively will partly depend on our ability to effectively manage any future growth.

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

•	the process by which we identify and decide to acquire product candidates may not be successful;
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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The failure to successfully implement an enterprise resource planning system could adversely impact our business and results of operations.

Since inception, we have utilized an enterprise resource planning, or ERP, system that was administered by our affiliate, RSI. We are in the process of implementing our own ERP system. ERP implementations are complex and time-consuming projects that require transformations of business and financial processes to reap the benefits of the ERP system; any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system is not effectively implemented as planned, or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with the U.S. Securities and Exchange Commission, or SEC, reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP, our business and results of operations could be harmed.

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

Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an NDA, BLA or other similar application for regulatory approval. We cannot provide you any assurance that we will submit an NDA for regulatory approval for our product candidates within our projected timeframes or whether any such applications will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of an NDA or similar application. The FDA may also find that the benefits of our product candidates do not outweigh their risks in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation, delaying the next stage of clinical development or submission of an NDA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in preclinical or earlier-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in or the discontinuation of advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of nonclinical testing or early clinical trials may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results. In particular, our gene therapy product candidate, URO-902, is in early stages of development. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. The Phase 1b clinical trial conducted by ICI for URO-902 for the treatment of OAB and detrusor overactivity in women studied a small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

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

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;
•	failure to add a sufficient number of clinical trial sites;
•	unanticipated impact from changes in or modifications to protocols or clinical trial design;
•	inability or unwillingness of clinical investigators or trial participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•

an institutional review board, or IRB, refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	premature discontinuation of trial participants from clinical trials or missing data;
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

In addition, prior to our acquisition of the rights to vibegron and URO-902, we had no involvement with or control over the nonclinical or clinical development of these product candidates. Additionally, pursuant to our collaboration agreement with Kyorin, who retains exclusive rights from Merck to develop and commercialize vibegron in Japan and certain other Asian territories, we may rely on data generated by Kyorin in connection with seeking regulatory approval of vibegron in the territories in which we have rights to develop and commercialize vibegron. We are dependent on Merck, Kyorin and ICI having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to our current product candidates, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from sales of our product candidates, if approved.

Our gene therapy product candidate, URO-902, is based on a novel technology and the regulatory landscape that governs gene therapy products is uncertain and may change, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

The use of gene therapy in the treatment of OAB is novel. There can be no assurance that we will not experience problems or delays in developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process from ICI, which may prevent us from completing our clinical studies or commercializing URO-902 on a timely or profitable basis, if at all.

In addition, the clinical trial requirements and the criteria used by the FDA and other foreign regulatory authorities to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as URO-902 can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, the FDA has only approved a small number of gene therapy product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, and Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for URO-902 in either the United States, or other major markets or how long it will take to commercialize URO-902, if approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

The FDA, NIH and the European Medicines Agency, or EMA, have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product candidate. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such actions may delay or prevent development and, if approved, commercialization of URO-902.

These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional testing, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of URO-902 or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidate, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of URO-902. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be adversely affected.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact public perception of our current and future product candidates.

Our gene therapy product candidate, URO-902, involves introducing genetic material into patients’ cells. The clinical and commercial success of URO-902 and any future gene therapy product candidates will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral and, consequently, any gene therapy product candidates that we may develop may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll patients in our clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of gene therapy product candidates that we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of URO-902. For example, in 2003, clinical trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well publicized adverse events, including reported cases of leukemia. Adverse events in our clinical trials, even if not ultimately attributable to our gene therapy product candidate, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of URO-902 or any future gene therapy product candidates, stricter labeling requirements for such product candidates if approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials and, if approved, commercialization of URO-902 or any future product candidates could be halted or delayed, which would have a negative impact on our business and operations.

Reported data or other clinical development announcements by Kyorin or other third parties may adversely affect our clinical development plan.

Kyorin developed vibegron for the treatment of OAB in Japan and in September 2018, received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. Kyorin reported positive results from its Phase 3 clinical trial in Japan for the treatment of OAB. However, favorable announcements by Kyorin regarding these trials do not guarantee that the results of our clinical trials will also be favorable as the design of our international Phase 3 EMPOWUR trial differs from that of Kyorin’s Phase 3 clinical trial. Further, if subsequent announcements by Kyorin regarding its development of vibegron are unfavorable, or post-marketing or Phase 4 clinical trials conducted by Kyorin are unfavorable or result in new safety signals in Japan during any such post-marketing or Phase 4 clinical trial, it could negatively impact our clinical development plans and potential approval for vibegron in the United States. Any unexpected measure by the Japanese regulatory agencies following approval of vibegron in Japan, including any measures due to unexpected post-marketing safety signals, will also affect the potential approval for vibegron in the United States. In addition, we face similar risks to the extent that third parties develop vibegron in other Asian territories.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials due to the existing alternative treatments approved for the treatment of OAB as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo or the perceived risks of gene therapy as compared to more traditional treatment options. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion. For example, our Phase 3 EMPOWUR trial has over 200 clinical sites in the United States and Europe. The trial is being conducted by a large multinational CRO and will require close collaboration with, and oversight over, the CRO and the clinical sites. The ability for our Phase 3 EMPOWUR trial to be conducted and completed on our current timelines, or at all, could also be adversely impacted by our CRO facing a loss of key personnel or business challenges, as well as changes in the political situation or in the legislation of the countries of our participating clinical sites.

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

We are aware of several companies that are working to develop drugs that would compete against vibegron and URO-902 for the treatment of OAB. For example, Velicept Therapeutics, Inc. is advancing solabegron, a beta-3 agonist initially developed by GlaxoSmithKline plc, as a twice-daily and once-daily formulation into Phase 2b clinical trials. In addition to solabegron, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd., is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd., is developing DA-8010, a novel anticholinergic, currently in a Phase 1 clinical trial. Taris Biomedical LLC is developing TAR-302, an intravesicular drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1 clinical trials. Outpost Medicine, LLC’s IND for OP-687 for OAB was accepted by the FDA in late 2017. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB.

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

In particular, there have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using earlier generation viral vectors. While URO-902 uses a plasmid vector, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If any of our current or future product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
•	the inability to negotiate with third-party payors regarding reimbursement for our products; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to the Affordable Care Act. We expect there will be additional challenges and amendments to the Affordable Care Act in the future. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President of the United States signed into law the Budget Control Act of 2011, which, among other things, included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, reform government program reimbursement methodologies for drugs, increase manufacturer rebates for certain drugs in Medicare Part D and provide Medicare Part D plans more control over formularies.

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

We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Both Merck and ICI are obligated to reasonably assist us during a specified time-period with a technical transfer of the manufacturing process to us or our designee for production of vibegron and URO-902, respectively. Although Merck has already transferred the manufacturing process of vibegron to us, we may still need additional assistance during scale-up of vibegron if we experience any setbacks with the manufacturing on the larger scale. If Merck or ICI fail to fulfill their respective obligations, as applicable, or if we require additional assistance after their obligation to assist us expires, our development of our product candidates could be significantly delayed or otherwise adversely affected.

Pursuant to our agreement with Merck, Merck provided us with a supply of vibegron, which we may only utilize in preclinical and clinical work. We expect that the vibegron drug substance transferred to us under our agreement with Merck will be sufficient for us to complete our currently planned clinical trials for the treatment of OAB in men with BPH and abdominal pain due to IBS. Additionally, while, pursuant to our agreement with ICI, ICI is obligated to transfer an adequate manufacturing technical package for the clinical development and manufacture of URO-902, we do not currently have any clinical qualified supply of URO-902 for any proposed and future nonclinical studies and clinical trials. We intend to rely on third-party manufacturers, as needed, to supply us with sufficient quantities of vibegron and URO-902 to be used for the development and subsequent commercialization of these product candidates, if approved.

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

In addition, the process for manufacturing gene therapy product candidates, such as URO-902, is more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, characterization and testing of a gene therapy product candidate such as ours generally can be challenging. The complexity of these processes, as well as strict government standards for the manufacture and storage of gene therapy product candidates, subjects us to increased manufacturing risks for URO-902. If supply from a third-party manufacturing facility is interrupted, there could be a significant disruption in supply of URO-902.

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

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect our current and any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may obtain. Even if patents do successfully issue based on our patent applications, and even if such patents cover vibegron and URO-902, uses of vibegron and URO-902, or other aspects related to vibegron, URO-902 or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us in the future could deprive us of rights necessary for the successful commercialization of any of our current or future product candidates, if approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

For biologics, such as URO-902, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA also provides reference product sponsors with 12 years of market exclusivity, but unlike the Hatch-Waxman Act, it does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.

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

We have licensed certain intellectual property rights covering vibegron from Merck and URO-902 from ICI. If, for any reason, our license agreement with either of these licensors is terminated or we otherwise lose those rights, it could adversely affect our business. These license agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our product candidates, including for example, use of a patented or proprietary DNA delivery-related technology to manufacture and commercialize URO-902. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize our product candidates, if approved, would likely be delayed.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. For example, we have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for vibegron, and based on these searches and evaluations to date, we do not believe that there are valid patents that contain granted claims that could be asserted with respect to vibegron. However, we may be incorrect.

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

Risks Related to Ownership of Our Common Shares

An active public market for our common shares may not continue to develop or be liquid enough for you to sell your shares quickly or at market price.

Prior to the listing of our common shares on Nasdaq in connection with our IPO in October 2018, no public market for our common shares existed. If an active trading market for our common shares does not continue to develop, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

In addition, our common shares are held by a relatively small number of holders. RSL owns approximately 75% of our outstanding common shares as of December 31, 2018 and our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

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

RSL beneficially owns approximately 75% of the voting power of our outstanding common shares as of December 31, 2018.  As a result, RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

As of December 31, 2018, there were an aggregate of 2,871,666 common shares subject to outstanding options and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and other contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

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

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors.

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

We are a Bermuda company and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers.

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

We and RSL, our majority shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, an “Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” commonly known as the Tax Cuts and Jobs Act, was enacted in the United States, which introduced a comprehensive set of tax reforms. Certain impacts of this legislation have been taken into account, including the reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Also, in September 2018, the Swiss Parliament approved a new tax bill known as Tax Proposal 17, which will enter into force in January 2020 absent a referendum that halts its effectiveness.  Tax Proposal 17 would implement a set of changes to Swiss federal and cantonal tax laws, such as the amendment of the capital tax to provide a uniform rate of 0.1%, a new patent box regime, and a reduction in the statutory profit tax rate in the canton Basel-Stadt that will result in a combined Swiss federal and cantonal tax rate of 13.04%.  We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of the Tax Cuts and Jobs Act and Tax Proposal 17, in conjunction with the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

None.

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

As a result of the offering, we received total net proceeds of $132.9 million, after deducting total expenses of $11.3 million, consisting of underwriting discounts and commissions of $10.1 million and offering-related expenses of $1.2 million.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Amended and Restated Bye-laws.	S-1	333-226169	3.3	7/13/18

10.1+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan, as amended and restated					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates compensatory plan.
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

UROVANT SCIENCES LTD.

Date:	February 13, 2019	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Date:	February 13, 2019	By:	/s/ Christine G. Ocampo
Christine G. Ocampo
Principal Financial and Accounting Officer