Form 10-K
period 2019-03-31
Urovant Sciences Ltd.
filed 2019-06-14
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38667

Urovant Sciences Ltd.

(Exact name of Registrant as specified in its Charter)

Bermuda	98-1463899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0)207 400-3347

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Shares, $0.000037453 par value	UROV	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2018 was approximately $91,431,000 based on the closing price of the registrant’s common shares as reported on the Nasdaq Global Select Market on September 28, 2018 of $12.00 per share.

As of June 13, 2019, there were 30,330,432 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual General Meeting of Shareholders, or the 2019 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of the portions of the 2019 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

i

PART I

Introduction

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly owned subsidiaries.

All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We maintain our books and records in U.S. dollars, and prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States as issued by the Financial Accounting Standards Board. All references to “shares” in this Annual Report refer to common shares of Urovant Sciences Ltd., par value $0.000037453 per share.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements involve substantial risks and uncertainties and are contained principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are also contained elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will” and “would,”  or the negative or plural of these words or similar expressions or variations, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	the progress, timing and costs associated with receiving the final results of our international Phase 3 EMPOWUR trial for vibegron in patients with OAB;
•	the potential advantages and differentiated profile of vibegron compared to existing therapies for OAB;
•

the timing, costs and results of our Phase 3 clinical trial for vibegron for the treatment of OAB in men with BPH and our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS;

•	the timing, costs and results of our proposed Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	anticipated future regulatory submissions and the timing of, and our ability to, obtain and maintain regulatory approvals for vibegron, URO-902 and any future product candidates;
•	our ability to successfully commercialize our product candidates, if approved;
•	the rate and degree of market acceptance of our product candidates, if approved;
•	our ability to achieve success with our product candidates, if approved, comparable to other OAB products that have been previously launched;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectation that current cash on hand will be sufficient to enable us to complete the development program for vibegron in patients with OAB, as well as advance our other planned trials;
•	the anticipated receipt of the remaining funding available to us upon achievement of certain milestones under the Hercules Loan Agreement;
•	our ability to maintain intellectual property protection for our product candidates;
•	our ability to identify, acquire or in-license and develop new product candidates;
•	our ability to identify, recruit and retain key personnel;
•	our estimates regarding our results of operations, financial condition, liquidity, capital requirements, access to capital, prospects, growth and strategies; and
•	developments and projections relating to our competitors or our industry.

Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K and in our other filings with the U.S. Securities Exchange Commission, or SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. Vibegron is currently being developed for three potential indications: overactive bladder, or OAB, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.

In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial evaluating vibegron for the treatment of OAB. In this pivotal Phase 3 clinical trial with over 1,500 patients, vibegron 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints. Onset of action for the co-primary endpoints was observed as early as week two, the first time point measured, and statistically significant efficacy was maintained at all timepoints measured through the end of the study. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, by the first quarter of 2020. OAB is a highly prevalent condition, with more than 30 million Americans over the age of 40 suffering from bothersome symptoms. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials in a total of over 2,600 OAB patients, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. Our Phase 3 clinical trial had a design in line with these clinical trials. We believe vibegron, if approved by the FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a QTc signal at any of the human doses tested.

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases, with the first phase focusing on safety and the second phase assessing efficacy and safety, and is testing vibegron 75 mg versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints will be measured at 12 weeks and include change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH.

In December 2018, we enrolled our first patient in a 200 patient Phase 2a randomized, double blind, placebo-controlled trial with vibegron 75 mg for abdominal pain due to IBS. We expect to receive top-line data from the Phase 2a clinical trial in 2020. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety.

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan and certain other Asian territories, pursuant to our license agreement with Merck Sharp & Dohme Corp., or Merck, which we entered into in February 2017. We expect to maintain patent exclusivity for the licensed patents and applications, if approved, under this license agreement covering composition of matter and methods of use and manufacture of vibegron until approximately 2034, including through grant of patent term extension. Vibegron is also being developed by Kyorin Pharmaceutical Co., Ltd., or Kyorin, for the treatment of OAB in Japan and certain other Asian territories. Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB in September 2018.

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We plan to initiate a placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 in approximately 50 to 80 patients.

We received an exclusive license to develop, manufacture and commercialize URO-902 worldwide, pursuant to our license agreement with Ion Channel Innovations, LLC, or ICI, which we entered into in August 2018. Pursuant to this agreement, we are the exclusive licensee of a pending international patent application relating to URO-902 gene therapy, covering the use of URO-902 gene therapy to treat signs or symptoms of OAB or detrusor overactivity. This patent application, if issued, would naturally expire in 2038, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we expect that URO-902 would receive 12 years of marketing exclusivity if approved by the FDA given its status as a biological product.

Our Development Program

The following chart sets forth our development programs and expected upcoming milestones:

Our Strategy

Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. The key elements of our strategy to achieve this goal include:

•

Complete the development and obtain FDA approval of vibegron for the treatment of OAB.    In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial evaluating vibegron for the treatment of OAB. In this pivotal Phase 3 clinical trial, vibegron 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints. We plan to submit an NDA to the FDA by the first quarter of 2020.

•

Expand and complete the clinical development of vibegron for additional indications.    In December 2018, we initiated a Phase 2a clinical trial of vibegron for abdominal pain due to IBS. We also initiated a Phase 3 clinical trial of vibegron for OAB in men with BPH in March 2019. Both of these potential indications present significant additional commercial opportunities to treat millions of patients in the United States. There are currently no FDA-approved drugs specifically for either of these indications.

•

Maximize the commercial potential of vibegron.    We intend to build an initial sales force of approximately 150 persons in the United States, targeting high-prescribing urologists and other specialists that treat high numbers of patients with urologic conditions. We believe these physicians have a significant number of OAB patients in their practice and often serve as the diagnosing and treating physicians for OAB. We intend to scale the commercial presence to reach additional health care professionals as vibegron sales grow. We believe that our commercial leadership team, with experience launching over 20 prescription products, positions us well to efficiently pursue the significant market opportunity for vibegron in the United States. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for vibegron inside and outside the United States.

•

Advance the clinical development of URO-902 as a novel treatment for OAB patients who have not responded to oral pharmacological therapies.    We intend to initiate a Phase 2a clinical trial of URO-902 for the treatment of OAB patients who have not responded to other pharmacological therapies. With only two non-surgical therapies currently available for the treatment of OAB, BOTOX and neuromodulation, we believe there is an opportunity to both capture market share and expand the OAB third-line therapy market. Approximately 14 million Americans seek treatment from their physician for OAB and, of these patients, only an estimated 3.3 million patients take prescription therapy and only 300,000 patients utilize current third-line procedural therapies. We estimate that approximately 72% of treated OAB patients discontinue oral therapy within one year. We estimate that third-line treatments generate aggregate annual sales in excess of $700 million in the U.S. market. We believe a third-line treatment option that is non-surgical and not a toxin, unlike BOTOX, would be appealing to physicians and patients, potentially meeting the unmet needs of this patient population.

•

Acquire or in-license additional clinical- or commercial-stage product candidates for the treatment of urologic conditions in a capital-efficient manner.    Through focused business development efforts, we intend to identify and acquire or in-license additional innovative therapies for urologic conditions. Our initial focus is on conditions that are predominantly treated by urologists. Our parent company, Roivant Sciences Ltd., or RSL, and its subsidiaries have extensive experience in acquiring or in-licensing products in a range of therapeutic areas and will continue to support us in identifying and evaluating potential acquisition and in-licensing opportunities.

Vibegron for the Treatment of Overactive Bladder

Overactive Bladder Overview

OAB is a clinical condition characterized by the sudden urge to urinate that is difficult to control, referred to as urgency, with or without accidental urinary leakage, and usually with increased frequency of urination. Accidental urinary leakage resulting from urgency is referred to as urge urinary incontinence, or UUI. Increases in age and body mass index, as well as diabetes and post-menopausal status, are known to increase the risk of developing OAB. Symptoms of OAB can have a debilitating impact on psychosocial functioning and quality of life, profoundly impacting normal social and occupational activities and leading to depression, anxiety and decreased sexual function and marital satisfaction. UUI, in particular, may have severe psychological and social consequences, resulting in restricted activities and unwillingness to be exposed to environments where access to a bathroom may be difficult. In 2018, over 18 million prescriptions were written for OAB medications in the United States. Current prescription pharmacological therapies for OAB consist of anticholinergic drugs and a beta-3 agonist. The OAB patient experience is depicted below.

OAB presents a significant burden on healthcare systems. A recent study found that healthcare costs among OAB patients in the United States were 1.4- to 2-times higher than individuals without OAB, and these costs may be substantially driven by managing complications such as falls, urinary tract infections, skin rash and depression or anxiety.

Current Treatment Paradigm

More than 30 million Americans over the age of 40 suffer from bothersome symptoms of OAB. Approximately 46% of this population, or 14 million people, talk to their physicians about their symptoms. Behavioral therapies such as bladder training, pelvic floor muscle training and fluid management are recommended as first-line treatment for OAB. Second-line treatment consists of prescription pharmacological therapy with an anticholinergic or a beta-3 agonist. In 2018, over 18 million prescriptions for oral OAB medications were written for an estimated 3.3 million patients in the United States. We estimate that approximately 72% of treated OAB patients discontinue oral therapy within one year. Third-line treatment includes procedural therapy using either intradetrusor onabotulinumtoxinA (BOTOX) or neuromodulation. This treatment paradigm is depicted below.

We estimate that each percentage point of the current U.S. OAB market is worth approximately $70 million per year in gross sales based on mirabegron’s wholesale acquisition cost of $384.29 per month (Price Rx, January 2019) and the over 18 million oral OAB prescriptions in the United States in 2018. In 2018, according to IQVIA NSP, the three branded oral OAB medications, Myrbetriq, Vesicare and Toviaz achieved $2.6 billion gross sales in the United States.

Anticholinergic drugs have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics, however, are associated with poor tolerability and increasing safety concerns. According to an IQVIA custom longitudinal study of OAB diagnosed patients from March 2014 through September 2017, 86% of OAB patients treated with oral prescription therapy in the United States are initially prescribed anticholinergic drugs. Of these, 71% discontinue treatment within six months. Anticholinergic side effects include dry mouth, constipation and blurred vision. Further, there is a growing body of evidence associating anticholinergic use with cognitive impairment and dementia. Anticholinergics have also been associated with the increased use of healthcare resources.

In a 2015 study published in JAMA Internal Medicine, a journal of the American Medical Association, a prospective analysis of over 3,400 patients aged 65 and older showed a 10-year cumulative anticholinergic dose-response relationship with increased risk of both dementia and Alzheimer’s disease. In particular, this study showed that a subject with a cumulative exposure to over 1,095 total standardized daily doses of an anticholinergic medication (calculated as cumulative medication dose divided by the minimum effective daily dose recommended for older patients) would have an adjusted hazard ratio for the risk of incident dementia of 1.54 (95% confidence interval of 1.21 to 1.96). Adjusted hazard ratio represents relative risk of incident dementia compared to a subject with no anticholinergic drug usage, adjusting for differences in 16 other characteristics that could confound the relationship between anticholinergic medicine use and dementia. Therefore, we estimate that exposure to over 1.5 years of 10 mg daily oxybutynin, the most commonly prescribed anticholinergic for OAB in the United States, would correspond to a 54% increase in the risk of dementia. The minimum effective daily dose for oxybutynin is 5 mg, but the most commonly prescribed daily dose is 10 mg. The observed relationship between cumulative anticholinergic use and incident dementia is shown in the following graph:

Association of Incident Dementia with 10-Year

Cumulative Anticholinergic Use1

Due to the potential medication-related cognitive risks, the study emphasized that it is important to minimize anticholinergic use over time. Over 30 retrospective analyses, with a total of over 40,000 patients, have helped further establish a relationship between anticholinergic use and cognitive impairment. This risk of cognitive impairment in the elderly population is especially important given the well characterized age-dependent increased prevalence of OAB symptoms.

In a survey of 432 physicians that we commissioned, 35% of physicians acknowledged that anticholinergic use can cause significant cognitive impact on patients and 30% of physicians acknowledged that anticholinergic use can significantly increase the risk for dementia. In contrast, approximately 30% of physicians indicated they did not believe anticholinergic use had a cognitive impact on patients and 28% of physicians indicated they did not believe anticholinergic use increased the risk for dementia. Based on these results, we believe there is low awareness among physicians around the significant cognitive risks associated with anticholinergic use.

When physicians and OAB patients are made aware of these increased risks of dementia and Alzheimer’s disease associated with anticholinergic use, aversion towards using these drugs increases. For example, the 2015 study published in JAMA Internal Medicine reported that over a mean follow-up period of 7.3 years, 797 participants, or 23%, developed dementia. In a third-party market research study we commissioned, which surveyed 120 OAB patients and 150 physicians, including urologists, primary care physicians and OB/GYNs, when presented with this figure, 44% of surveyed physicians and 75% of OAB patients had a negative response towards using anticholinergics.

BOTOX, as a third-line treatment for OAB, is expensive and invasive. Administration involves 20 injections via cystoscopy into the detrusor muscle, approximately every 24 weeks. Unwanted side effects associated with the use of BOTOX for OAB include urinary tract infections and urinary retention. In addition, some patients need to self-catheterize post-treatment for several weeks due to urinary retention. Sacral neuromodulation and peripheral tibial nerve stimulation, which are highly invasive and used by a small fraction of the OAB patient population, are also available as third-line therapies.

Beta-3 Agonists

Beta-3 agonists constitute the newest class of oral prescription therapy for OAB. The beta-3 adrenergic receptor is the most prevalent beta-adrenergic receptor subtype on the smooth muscle around the bladder. Bladder filling involves the relaxation of this muscle and the contraction of the urethral smooth muscle, while voiding involves contracting the bladder muscle and relaxation of the urethral muscle. Studies of isolated human bladder smooth muscle have shown that selective activation of the beta-3 adrenergic receptor results in smooth muscle relaxation. Therefore, beta-3 stimulation can increase bladder capacity and reduce the symptoms of OAB.

In 2012, mirabegron (Myrbetriq), a beta-3 agonist, became the first drug other than an anticholinergic approved by the FDA for the treatment of OAB. Mirabegron remains the sole beta-3 agonist on the market for OAB, and since its approval, it has continued to take U.S. OAB prescription share from anticholinergics, primarily due to its safety and tolerability advantages. In 2018, according to IQVIA NPA, mirabegron’s market share grew by 17%, from 15% in 2017 to 17.5% in 2018. Astellas reported net sales of mirabegron in the Americas of $773 million for the fiscal year ended March 31, 2019, representing growth of approximately 18% over the prior fiscal year. The graph below shows the number of oral OAB prescriptions in the United States for the last two calendar years.

U.S. Oral OAB Market: 2017-2018 Annual Prescriptions

Despite its success, mirabegron requires dose titration that results in a slow onset of action and is associated with frequent drug-drug interactions and QTc prolongation. Mirabegron’s onset of action is eight weeks at the starting dose of 25 mg and within four weeks at a dose of 50 mg. Efficacy of both the starting dose and 50 mg doses of mirabegron was maintained through the 12-week treatment period. Further, mirabegron’s U.S. label has a note in the warnings and precautions section about drug-drug interaction risk related to its known inhibition of the CYP2D6 enzyme, an important enzyme involved in the metabolism of numerous drugs. According to an IQVIA Longitudinal Study Among Diagnosed OAB patients (March 2014 to September 2017), approximately 37% of patients taking mirabegron are taking other drugs that are metabolized via the CYP2D6 pathway, presenting increased risk of exacerbated adverse events in patients taking mirabegron with these drugs. In addition, in a thorough QTc study, mirabegron demonstrated QTc prolongation in women at a supratherapeutic dose, or a dose greater than the maximum approved dose (50 mg), as noted in the pharmacodynamic section of its U.S. label.

Our Solution: Vibegron

Vibegron is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. We are developing vibegron for the treatment of OAB.

We believe vibegron, if approved by the FDA, has the potential to address the limitations of both anticholinergics and mirabegron and become a differentiated beta-3 agonist based on the following potential advantages:

•

Met both co-primary endpoints (statistically significant reduction in daily micturitions and daily UUI episodes) and all seven key secondary endpoints in our international pivotal Phase 3 EMPOWUR trial. In this pivotal Phase 3 clinical trial, vibegron 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints, including a clinically meaningful reduction in daily urgency episodes. In the primary efficacy analysis, once-daily vibegron met the co-primary endpoints at week 12, achieving statistical significance over placebo on both reduction in daily UUI episodes (p<0.0001) and reduction in daily micturitions (p<0.001). The difference from placebo was statistically significant as early as week 2, which was the first timepoint measured, for both episodes and micturitions (p<0.0001 and p<0.001, respectively), and statistically significant efficacy was maintained at all timepoints measured through the end of the study for both endpoints. Additionally, at all measured timepoints, vibegron achieved numerically better efficacy than tolterodine, the active control in this study, which is a currently available OAB treatment. All seven pre-specified key secondary endpoints were met, including a statistically significant reduction in daily urgency episodes compared to placebo (p=0.002).

•

Met primary and secondary efficacy endpoints and was well tolerated in large, randomized, placebo-controlled international Phase 2b and Japanese Phase 3 clinical trials.    Vibegron has been evaluated in multiple clinical trials with a total of over 2,600 OAB patients. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. These endpoints included reductions per day in number of micturitions, urgency episodes, UUI episodes and total incontinence episodes. In addition, vibegron was well tolerated in these trials.

•

Observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays.    In vitro studies conducted comparing the selectivity of vibegron with mirabegron have demonstrated that vibegron is highly selective relative to beta-1 and beta-2 agonism.

•

Rapid onset of action.    In clinical trials, vibegron has demonstrated an onset of action in as early as two weeks. In our international pivotal Phase 3 EMPOWUR trial vibegron achieved rapid onset by two weeks in both co-primary endpoints and reduction in daily urgency episodes, making vibegron the only beta-3 agonist to demonstrate an onset of action by two weeks.

•

Potential for broader efficacy claims, including urgency data, based on successfully meeting the co-primary and all seven key secondary efficacy endpoints in our pivotal Phase 3 EMPOWUR trial.    Currently, no approved OAB therapies in the United States can promote efficacy data for the reduction of urgency episodes related to OAB symptoms. Based on our discussions with the FDA, we believe that the FDA will consider inclusion of urgency data as the most important secondary endpoint, as well as additional data to support potentially broader efficacy claims, in the vibegron label, if approved by the FDA.

•

No known dementia risk.    There is a growing body of evidence that “anticholinergic load” may lead to an increased risk of dementia. Existing data also suggest that use of anticholinergic agents may have an impact on cognition, especially in the elderly. This increased risk of dementia combined with the poor side effect profile of the anticholinergic class, such as dry mouth, constipation and blurred vision, has led to significant U.S. oral OAB prescription share gains of the beta-3 agonist class. There is no evidence to date linking the use of beta-3 agonists with increased risk of dementia.

•

No CYP2D6 drug-drug interactions.    CYP2D6 is one of the most important and common enzymes involved in the metabolism of drugs with approximately 20% of all drugs being metabolized by CYP2D6. In addition, approximately 43% of patients taking any oral OAB medication, including 37% of mirabegron patients, are taking other drugs that are metabolized via the CYP2D6 pathway. Vibegron is not an inhibitor of CYP2D6 and therefore has a reduced risk for potentially harmful drug-drug interactions.

•

No QTc signal.    In a thorough QTc study designed to assess the potential for increased risk of ventricular arrhythmia and torsades de pointes, vibegron showed no QTc prolongation at therapeutic or supratherapeutic doses. If approved, vibegron would be the only beta-3 agonist without demonstrated QTc prolongation in the product label.

•

Single, convenient dose.    Our pivotal Phase 3 EMPOWUR trial studied a single, fixed dose of vibegron. If approved, vibegron will be the only beta-3 agonist available that does not require dose titration.

•

Crushable dose formulation.    We intend to demonstrate that vibegron can be crushed and delivered to patients in food. If successful, vibegron would be the only beta-3 agonist that can be crushed and delivered in food, an important option for elderly and other select patients.

Based on a third-party market research study we commissioned, which surveyed 120 OAB patients and 150 physicians, including urologists, primary care physicians and OB/GYNs, we believe each of the above factors could represent a meaningful advantage over mirabegron. Specifically, both patients and prescribers identified the potential for no CYP2D6 drug-drug interactions and no QTc signal, as well as the potential for rapid onset of action and single-crushable dose formulation, as highly motivating differentiators. Furthermore, based on vibegron’s potential product profile, approximately 50% of surveyed physicians indicated that they would be attracted to, or willing to use, vibegron if approved with such a profile. Among OAB patients currently taking an anticholinergic, approximately 62% indicated that they would be attracted to, or willing to ask their physician to replace their current treatment with, vibegron based on its potential product profile. We believe there is a significant opportunity for a new OAB treatment as approximately 86% of OAB patients treated with oral prescription therapy in the United States are initially prescribed anticholinergic drugs.

Phase 3 EMPOWUR Trial for Overactive Bladder

In March 2018, we enrolled the first patients in our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. The EMPOWUR trial was a randomized, double-blind, placebo- and active comparator-controlled clinical trial in men and women with OAB wet or dry. The trial had a design in line with those of the Phase 2b and Japanese Phase 3 clinical trials. Enrollment of more than 1,500 patients into the EMPOWUR trial was completed in October 2018.

Enrolled patients were randomized across more than 200 sites into one of three groups for a 12-week treatment period: vibegron 75 mg administered orally once daily, placebo administered orally once daily, or extended release tolterodine, or tolterodine ER (a commonly prescribed anticholinergic for OAB), 4 mg administered orally once daily. Additionally, more than 500 patients completing the initial 12-week blinded assessment have been enrolled in a 40-week double-blind extension study to evaluate the safety and efficacy of longer-term treatment.

In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. Vibegron met co-primary endpoints demonstrating highly significant reduction in daily urge urinary incontinence episodes and micturitions. Vibegron also met all seven key secondary endpoints, including a clinically meaningful reduction in daily urgency episodes.

To be eligible for the EMPOWUR trial, patients had to be at least 18 years old with a history of OAB (as diagnosed by a physician) for at least three months. During the screening period, patients were required to experience on average at least eight micturitions per day; either an average of at least three urgency episodes per day or at least one UUI episode per day; and total UUI episodes exceeding stress urinary incontinence episodes.

The co-primary efficacy endpoints at week 12 of our Phase 3 EMPOWUR trial were:

•	change from baseline in the average number of micturitions per 24 hours in all patients; and
•	change from baseline in the average number of UUI episodes per 24 hours in patients with OAB wet.

Secondary endpoints included, among others, changes in the frequency of urgency episodes and total incontinence episodes (which includes all incontinence episodes, whether UUI or stress-related), as well as self-reported quality of life scores. In addition, adverse events are being monitored during both the trial and the extension study. As of June 13, 2019, two patients, ages 63 and 75 and with multiple comorbidities, have died in our EMPOWUR clinical program enrolling over 1,500 patients. In both cases, the investigators deemed the deaths not treatment-related. Separately, our independent assessment also deemed each death not treatment-related. The death in the 75 year old patient occurred in the tolterodine ER treatment group. The death of the 63 year old patient occurred in the EMPOWUR extension study, which is still blinded and we do not know which of the two treatment arms (vibegron or tolterodine ER) this patient was in.

In the primary efficacy analysis, once-daily vibegron met the co-primary endpoints at week 12, achieving statistical significance over placebo on both reduction in daily UUI episodes (p<0.0001) and reduction in daily micturitions (p<0.001). The difference from placebo was statistically significant as early as week 2, which was the first timepoint measured, for both UUI episodes and micturitions (p<0.0001 and p<0.001, respectively), and statistically significant efficacy was maintained at all timepoints measured through the end of the study for both endpoints. Additionally, at all measured timepoints, vibegron achieved numerically better efficacy than tolterodine, the active control in this study, which is a currently available OAB treatment.

All seven pre-specified key secondary endpoints were met, including a statistically significant reduction in daily urgency episodes compared to placebo (p=0.002).

p-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning there is a less than 1-in-20 likelihood that the observed results occurred by chance. The FDA utilizes statistical significance, as measured by p-value, as an evidentiary standard of efficacy and typically requires a p-value of 0.05 or less to demonstrate statistical significance. The results of the co-primary and key secondary endpoints used in our Phase 3 EMPOWUR trial at the end of the study are depicted below.

The EMPOWUR Phase 3 clinical trial data showing reductions in daily UUI episodes over time are shown in the graphs below.

The EMPOWUR Phase 3 clinical trial data showing reductions in daily UUI episodes at the end of the study for patients in the vibegron treatment group, compared to the tolterodine treatment group and placebo treatment group, are shown in the graphs below.

Vibegron was well tolerated and the most common adverse events reported versus placebo (>2% in vibegron and greater than placebo) were headache (4.0% vs 2.4%), nasopharyngitis (2.8% vs 1.7%), diarrhea (2.2% vs 1.1%), and nausea (2.2% vs 1.1%). The frequency of serious adverse events was similar across treatment arms (1.1% in placebo, 1.5% in vibegron, and 2.3% in tolterodine). The incidence of the reported adverse event of hypertension was equal to placebo (1.7% in vibegron, 1.7% in placebo, and 2.6% in tolterodine).

In the Phase 3 EMPOWUR trial there were two serious adverse events, or SAEs, reported in two patients in the vibegron treatment group considered to be treatment related by the investigator: (1) non-cardiac chest pain in one patient (with no evidence of an acute cardiac event) and (2) pneumonia in one patient. Our independent assessment did not consider these SAEs to be treatment related.

We plan to submit an NDA to the FDA by the first quarter of 2020. The IND for vibegron for the indication of OAB was transferred to us by Merck in February 2017.

Current and Projected Reimbursement Landscape for Beta-3 Agonists in the United States

Access to oral OAB therapy is managed primarily by differential co-payments, or co-pays. Payors generally charge the lowest co-pays for generic drugs and higher co-pays for branded agents such as Vesicare or Myrbetriq. As of May 2019, 90% of commercial plans and 100% of Medicare plans covered Myrbetriq, the only currently marketed beta-3 agonist. According to IMS PayerTrak, in 2018, the U.S. payor mix for the oral OAB prescription market was approximately 52% Medicare Part D, 37% commercial or cash and 11% other payors. In addition, the long-term care channel accounted for approximately 18% of all oral OAB prescriptions in the United States. Based on a third-party database analysis of 4,477 commercial plans and 1,476 Medicare Part D plans, Myrbetriq has approximately 60% preferred access and 98% unrestricted access of Medicare Part D covered lives and approximately 62% preferred access and 70% unrestricted access of commercial lives.

In May 2018, we commissioned a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, access and reimbursement decisions. Such interviewees represented payors covering over 80 million U.S. commercial and Medicare Part D lives.

Based on this study and our analysis of the current coverage of OAB therapies, we believe the OAB pharmacologic category is not highly managed by payors. The payor representatives interviewed expect that vibegron would be managed at a preferred or non-preferred branded tier, without prior authorization, allowing physicians and patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. In addition, these payor representatives anticipate that vibegron’s coverage would not change following Myrbetriq’s loss of marketing exclusivity, which we expect to occur in 2023 or 2024. Based on this study, we also believe that access to vibegron, if approved, will not be restricted to patients who first fail any other oral therapies for OAB. As with all pharmacologic branded products, access decisions will require formulary review through the formulary review process.

In June 2018, we commissioned a second market research study, conducted by a separate third-party market research firm, to further assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors who are involved with, but not solely responsible for, access and reimbursement decisions. Such interviewees represented payors covering over 160 million U.S. commercial and Medicare Part D lives.

The results of this additional study reinforced the results of the May 2018 study with regard to vibegron’s potential coverage. In addition, the payors interviewed indicated that they believe the OAB pharmacologic category is not highly managed and is instead primarily controlled through differential co-pays for branded OAB drugs as compared to generic OAB drugs. They expect the OAB pharmacologic category will continue to be managed this way.

Vibegron for the Treatment of Overactive Bladder in Men with Benign Prostatic Hyperplasia

BPH is characterized by prostate enlargement, which can block the urethra and prevent normal urine flow, and is progressive with age. There are approximately 40 million men between the ages of 50 and 80 in the United States with BPH, approximately 4.5 million of whom are treated for their BPH symptoms. In addition, approximately 50% of BPH patients also suffer from OAB. Currently, there are no FDA-approved therapies specifically for OAB in men with BPH.

According to IQVIA NDTI, as of March 2018, BPH patients, similar to OAB patients, are generally treated by urologists and primary care physicians. Further, due to historical concerns with acute urinary retention, a potential side effect of anticholinergics, there has been hesitancy among doctors to prescribe anticholinergics for the treatment of OAB in men with BPH. As a result, a majority of men with BPH and OAB are not treated for their OAB symptoms, and this remains an area of high unmet medical need.

We believe that developing vibegron specifically for the treatment of OAB in men with BPH would be highly complementary to our overall OAB program.

In March 2019, we initiated an approximately 1,000 patient Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms. The study is being conducted in two phases, with the first phase focusing on safety and the second phase assessing efficacy and safety, and is testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints will be measured at 12 weeks and include change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH.

Vibegron for the Treatment of Abdominal Pain due to Irritable Bowel Syndrome

IBS is characterized by recurrent abdominal pain associated with two or more of the following: defecation, a change in frequency of stool and a change in form or appearance of stool. Additionally, IBS presents a significant health care burden and can severely impair a patient’s quality of life. There is a large and growing market for IBS with constipation (IBS-C) and IBS with diarrhea (IBS-D) branded prescription sales, as shown in the graph below.

IBS Branded Sales (2018)

The currently approved therapies for IBS-C include Linzess, marketed by Allergan and Ironwood Pharmaceuticals, Inc.; Amitiza, marketed by Mallinckrodt plc and Takeda Pharmaceutical Co. Ltd.; and Trulance, marketed by Synergy Pharmaceuticals Inc.; and the currently approved therapies for IBS-D include Xifaxan, marketed by Valeant Pharmaceuticals International, Inc., and Viberzi, marketed by Allergan. These drugs do not adequately address the pain associated with IBS, and there are no currently marketed drugs indicated specifically for IBS-associated pain. There are approximately 30 million to 40 million Americans with IBS symptoms, 30% of whom consult with their physician. Approximately 80% of these patients identify pain as a symptom contributing to the severity of their IBS. Based on this data, we estimate that there is an addressable market in the United States of approximately 7.2 to 9.6 million patients who suffer from IBS-associated pain.

The beta-3 adrenergic receptor is expressed in the neurons and the smooth muscle of the human colon. In vitro studies have shown that activation of the beta-3 adrenergic receptor in the colon causes the release of somatostatin from adipocytes, or fat cells, which causes pain relief. In a preclinical study, administration of a rat-selective beta-3 agonist caused a significant, dose-dependent decrease in abdominal arching (a sign of pain) in rats administered mustard oil to cause visceral pain. This pain reduction was reversed by pre-treatment with a somatostatin receptor antagonist, confirming the role of somatostatin in the mechanism of action (treatment with the somatostatin receptor antagonist alone did not alter pain behavior).

In Part 1 of a 26-week multicenter, randomized, placebo-controlled, two-period crossover Phase 2 clinical trial conducted by GlaxoSmithKline plc in 99 IBS patients, treatment with solabegron, another clinical-stage beta-3 agonist, led to an increase of adequate relief of pain and discomfort associated with IBS compared to placebo at six weeks (15%, p=0.061 using last observation carried forward methodology; 22%, p=0.009 using observed cases). Significantly more female patients on active treatment reported a >50% decrease on an 11-point pain score compared to placebo, odds ratio 4.77 (p<0.05); and an increase of over one pain-free-day per week (33.5%) relative to placebo (16.8%) (p<0.05). Twenty-three percent more female patients treated with the beta-3 agonist (54%) achieved adequate relief relative to placebo (31%) (p=0.019). Twenty-five percent more patients with alternating bowel symptoms treated with the beta-3 agonist (60%) achieved adequate relief of pain relative to placebo (35%) (p=0.013). The sponsor only performed efficacy analyses on the initial six-week treatment period.

In October 2018, our investigational new drug application, or IND, for a Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS became effective. In December 2018, we enrolled our first patient in this trial. We expect to receive top-line data from the Phase 2a clinical trial in 2020. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea (IBS-D) or mixed episodes of diarrhea and constipation (IBS-M). The trial is expected to enroll approximately 200 patients in the United States, randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety.

Phase 1 Clinical Trials and Preclinical Studies of Vibegron

Our current development plan for vibegron includes multiple Phase 1 clinical trials to study the safety and pharmacokinetics of vibegron, including two recently-completed drug-drug interaction trials (one with rifampin, an antibiotic, and a second with warfarin, an anticoagulant, and metoprolol, taken for high blood pressure), a Phase 1 ambulatory blood pressure study and a Phase 1 food effect and crushed tablet evaluation study.

Prior to our license of vibegron, Merck conducted 16 Phase 1 clinical trials in which a total of 465 individuals received at least one dose of vibegron. The Phase 1 program included trials evaluating the safety and pharmacokinetics of vibegron in healthy young-adult, middle-aged and elderly patients. The Phase 1 program included single doses up to 600 mg (eight times our proposed therapeutic dose), multiple doses up to 400 mg daily for 14 days and 150 mg daily for 28 days.

Vibegron was well tolerated throughout the Phase 1 program, including in subjects with mild, moderate and severe renal impairment and moderate hepatic impairment. There were no SAEs reported. In addition, in a thorough QTc study, vibegron showed no QTc prolongation at therapeutic or supratherapeutic doses.

Merck also conducted drug-drug interaction studies with various drugs, including tolterodine ER (anticholinergic for OAB), metoprolol and amlodipine (antihypertensive agents), diltiazem and digoxin (used for treating various heart conditions), ketoconazole (anti-fungal medication), and ethinyl estradiol and levonorgestrel (oral contraceptives). Co-administration of vibegron, which is metabolized by the CYP3A4 enzyme, with any of these drugs did not appear to result in a clinically meaningful drug-drug interaction. While CYP3A4 is likely the predominant CYP responsible for in vitro metabolism, metabolism appears to only play a minor role in the elimination of vibegron. In addition, vibegron did not appear to have a clinically meaningful impact on the pharmacokinetics of oral contraceptives or digoxin. Based on in vitro studies, vibegron is not an inhibitor of any major enzymes produced from the cytochrome P450 genes, including CYP2D6 and CYP3A4. Vibegron did not impact the pharmacokinetics of tolterodine ER (a CYP2D6 substrate) in a clinical drug-drug interaction trial, confirming that vibegron is not a CYP2D6 inhibitor. CYP2D6 and CYP3A4 are important enzymes involved in the metabolism of numerous drugs, the inhibition of which can present drug-drug interaction risk. Drug-drug interactions can lead to clinically significant increased plasma levels of interacting drugs, which may become a safety risk for patients.

In vitro assays comparing the potency and selectivity of vibegron with mirabegron found that vibegron was the more potent beta-3 agonist and highly selective relative to beta-1 and beta-2 agonism receptor. The half maximal effective concentration, or EC 50, of vibegron is 2.1 nanomolar at the beta-3 adrenergic receptor. EC50 is a commonly used measure of a drug’s potency, representing the concentration of a drug that induces a response halfway between baseline and maximum after a specified exposure time. Further, vibegron does not appear to bind to either beta-1 or beta-2 adrenergic receptors in binding competition assays, confirming that the compound is neither an agonist nor an antagonist at beta-1 or beta-2 adrenergic receptors. In animal studies, vibegron was observed to induce relaxation in isolated rat urinary smooth bladder muscle, decrease micturition pressure in a rat bladder hyperactivity model in a dose-dependent manner, and increase bladder capacity in rhesus monkeys. Additionally, Merck completed long-term animal toxicity and carcinogenicity studies of vibegron, which are studies required by the FDA prior to approval.

URO-902 for the Treatment of Overactive Bladder

URO-902 (formerly known as hMaxi-K) is a novel gene therapy product candidate that we are developing for patients with OAB who have failed oral pharmacological therapy. URO-902 is under development as a potential injectable treatment option for smooth muscle-based disorders such as OAB. URO-902 is a plasmid vector containing a human cDNA encoding the pore-forming component of the Maxi-K ion channel. Expression of the Maxi-K protein in muscle cells increases potassium ion flow across the cell membrane, reducing excitability of smooth muscle cells. We believe this mechanism could normalize the heightened detrusor smooth muscle tone in OAB, thereby reducing the symptoms of OAB. We plan to pursue URO-902 as a repeat administration that can be administered under local anesthesia to the bladder wall as an outpatient procedure in a urologist’s office under cystoscopy.

There are no currently available FDA-approved gene therapy treatments for OAB. With only two non-surgical therapies currently available for treatment of OAB, BOTOX and neuromodulation, we believe there is an opportunity to both capture market share and expand the OAB third-line therapy market. We estimate that only 300,000 patients utilize current third-line procedural therapies that generate aggregate annual sales in excess of $700 million in the U.S. market. We believe a third-line treatment option that is non-surgical and not a toxin, unlike BOTOX, would be appealing to physicians and patients, potentially meeting the unmet needs of this patient population.

We intend to initiate a placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. The proposed key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial will consider the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. The Biologics License Application for URO-902 will rely primarily on data from our planned Phase 2 and 3 clinical trials of URO-902.

Clinical Data for URO-902

Development of URO-902 was initiated by ICI and has been studied in four clinical trials to date, one Phase 1 clinical trial and one Phase 1b clinical trial in OAB, as well as one Phase 1 clinical trial and one Phase 2a clinical trial in erectile dysfunction. In these trials, URO-902 was studied in a total of 22 women for OAB and 38 men for erectile dysfunction in doses up to 24,000 µg of URO-902. There were no gene transfer-related adverse events or other serious safety issues observed in these trials. There were five SAEs reported across all clinical trials of URO-902 conducted to date, all of which were determined to be unrelated to treatment. Two SAEs occurred at the lowest dose group (500 µg) in the Phase 1 clinical trial in erectile dysfunction (atrial flutter and urinary tract infection). Additionally, one SAE occurred in the 8,000 µg dose group and one SAE occurred in the placebo group in the Phase 2a clinical trial in erectile dysfunction and one SAE occurred in the 16,000 µg dose group in a Phase 1b clinical trial in OAB, each as further described below.

In 2017, ICI completed a multicenter, double-blind, imbalanced placebo-controlled Phase 1b clinical trial evaluating the potential activity and safety of URO-902 gene transfer by multiple direct injections in women with OAB and detrusor overactivity. The Phase 1b clinical trial, which began in 2014, had two sequential active treatment groups. URO-902 was delivered into the bladder wall by direct injection in a total of 13 female OAB patients at two escalating dose levels of 16,000 µg (n=6) and 24,000 µg (n=3). hMaxi K was observed to be generally well tolerated in this trial. There was one SAE reported in this trial in the 16,000 µg dose group (exacerbation of pre-existing asthma), which was determined to be unrelated to treatment and completely resolved. No other SAEs were reported in this trial.

Efficacy results of the trial, which included a limited number of patients (n=13), showed dose-dependent improvements in reductions per day in number of micturitions, urgency episodes and UUI episodes in both URO-902 treatment groups (16,000 µg and 24,000 µg), achieving statistical significance (p<0.05) in the high dose cohort (24,000 µg). Reductions of the measured endpoints in number of micturitions, urgency episodes, UUI episodes and improvements in the measured endpoint of quality of life (as measured by the King’s Health Questionnaire, a commonly used questionnaire designed to evaluate the impact of OAB on quality of life) lasted through the 24-week length of the trial. The improvements for the active treatment groups, in particular the 24,000 µg group, on the King’s Health questionnaire included improvements on the domains of impact on life, physical limitations, social limitations and sleep/energy.

In the double-blind placebo-controlled Phase 1 clinical trial conducted by ICI in 2007, potential activity and safety of one-time bladder instillation of URO-902 gene transfer in women with OAB and detrusor overactivity was evaluated. The patients were observed for 24 weeks. URO-902 in this trial was instilled into the bladder by catheter in female OAB patients at dose-escalating levels of 5,000 µg and 10,000 µg. Efficacy endpoints included reductions per day in number of micturitions and UUI episodes. No clinically significant changes for the mean number of micturitions or UUI episodes were observed compared to placebo. There were no SAEs reported in this trial.

In the double-blind, placebo-controlled, parallel design, randomized Phase 2a clinical trial conducted by ICI in 2017, potential activity and safety of URO-902 gene transfer in men with erectile dysfunction was evaluated. URO-902 was observed to be generally well tolerated in this trial. There were two SAEs reported in this trial (eye surgery for lens replacement and acute Charcot’s osteoarthropathy, in the 8,000 µg group and placebo group, respectively), both of which were not treatment related.

Our Key Agreements

License Agreement with Merck

In February 2017, we entered into a license agreement with Merck, as amended in April 2017, or the Merck Agreement, pursuant to which Merck granted us an exclusive, royalty-bearing, sublicenseable license under certain patents, know-how and other intellectual property controlled by Merck, to develop, manufacture and commercialize the compound that we refer to as vibegron and any and all products containing this compound for use in any human disease or condition. The exclusive license under the Merck Agreement extends to all countries and territories worldwide, except for Japan, Brunei, Cambodia, Hong Kong, Indonesia, Korea, Laos, Malaysia, Myanmar, Philippines, Singapore, Taiwan, Thailand and Vietnam, which we refer to collectively as the Excluded Asian Territories. Merck also granted us a non-exclusive license to develop and manufacture the licensed products in the Excluded Asian Territories solely for further development and/or commercialization outside of such Excluded Asian Territories.

Pursuant to the Merck Agreement, we made an upfront payment of $25.0 million to Merck. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the Merck Agreement. Our royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of the date on which the last valid claim of the licensed patents expire, the date which the data or market exclusivity expires and 15 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

We are obligated to use commercially reasonable efforts to develop and commercialize a licensed product in certain urologic indications in the United States and the European Union by certain dates, subject to requisite governmental authorizations. Additionally, after obtaining regulatory approval of a licensed product in a given country, we are obligated to use commercially reasonable efforts to commercialize and maximize the value of such licensed product in such country.

Under the Merck Agreement, we control prosecution, defense and enforcement of the licensed patents, and Merck has backup rights to prosecution, defense and enforcement with respect to any licensed patents for which we elect not to exercise such rights.

The Merck Agreement will expire on a product-by-product and country-by-country basis on the expiration of the royalty term with respect to a given licensed product in a given country, unless earlier terminated. We may terminate the Merck Agreement in its entirety, or on a country-by-country basis, for any reason, with or without cause, upon 90 days’ written notice. Merck may terminate the Merck Agreement if we or our affiliates challenge the validity of any of the licensed patents or for a change of control event that involves a competing product in the United States or at least three countries within the European Union that is not divested within a specified time frame thereafter. Either party may terminate the Merck Agreement with 90 days’ written notice for uncured material breach (or 30 days in the case of our non-payment), or immediately upon written notice in the event the other party files a voluntary petition, is subject to a substantiated involuntary petition or is otherwise declared insolvent.

In June 2017, we entered into an intellectual property purchase agreement with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of our parent company, RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under the Merck Agreement, solely as it relates to any of our rights or obligations in China, to RSG.

Collaboration Agreement with Kyorin

In August 2017, we entered into a collaboration agreement with Kyorin, or the Kyorin Collaboration Agreement, to exchange information relating to non-clinical studies and clinical trials involving vibegron conducted by each party. Pursuant to the Kyorin Collaboration Agreement, Kyorin granted us access and a right of reference to their regulatory materials (and all clinical data contained therein) to develop and commercialize vibegron worldwide (other than the Excluded Asian Territories), and we granted Kyorin access and a right of reference to our regulatory materials (and all clinical data contained therein) to develop and commercialize vibegron in the Excluded Asian Territories, including, in each case, the right to use such materials for any meeting with, or submission to, each party’s relevant government authority for the purpose of obtaining any regulatory approval for vibegron. Further, we granted Kyorin a right of first review and negotiation to obtain a license under the Japanese rights to any urology assets that we acquire during the 10-year period starting from the effective date of the Kyorin Collaboration Agreement.

Pursuant to the Kyorin Collaboration Agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. The remaining obligations under this agreement will be due upon the achievement of certain regulatory milestones by Kyorin in Japan and us in the United States, subject to certain conditions.

The term of the Kyorin Collaboration Agreement continues as long as both parties are developing or commercializing vibegron, unless otherwise terminated or extended. Either party may terminate the Kyorin Collaboration Agreement on 60 days’ written notice for uncured and undisputed material breach, or for the change of control of the other party.

Enzyme Supply Agreement with Codexis

In September 2017, we entered into an enzyme supply agreement with Codexis, Inc., or Codexis, pursuant to which Codexis agreed to supply its proprietary enzyme, currently used in the production of vibegron, to us on a non-exclusive basis, or the Codexis Agreement. Pursuant to the Codexis Agreement, we agreed to purchase from Codexis all of our requirements for such enzyme (with a minimum purchase commitment totaling $3.75 million) for use in the clinical and commercial production of vibegron worldwide (other than the Excluded Asian Territories) for the first six years after the first approved product in any of the United States, Europe or Canada. Under the Codexis Agreement, Codexis granted us a non-exclusive, non-transferrable, non-sublicenseable worldwide license to use and import its proprietary enzyme to make, have made, use, import, sell and have sold vibegron worldwide (other than the Excluded Asian Territories). In consideration for these license rights, we also agreed to make a one-time $0.5 million payment upon our achievement of a regulatory milestone in any of the United States, Europe or Canada.

The term of the Codexis Agreement continues for six years after the first regulatory approval of vibegron in either the United States, Europe or Canada. We may terminate the Codexis Agreement for any reason, with or without cause, following a written notice to Codexis prior to the first approved product in any of the United States, Europe or Canada. After such time, we may terminate this agreement for any reason, with or without cause, following a written notice to Codexis, but will be obligated to have met our minimum purchase obligations for that year. Either party can terminate the Codexis Agreement with 60 days’ notice for uncured material breach, or with 30 days’ written notice in the event the other party files a voluntary petition, suffers or permits the appointment of a receiver for its business or assets, or is otherwise declared insolvent.

License Agreement with Ion Channel Innovations

In August 2018, we entered into a license agreement with ICI, or the ICI Agreement, pursuant to which ICI granted us an exclusive, royalty-bearing, sublicenseable license under certain patent rights and know-how controlled by ICI, to develop, manufacture and commercialize the gene therapy that we refer to as URO-902 (formerly known as hMaxi-K) and any and all products containing this gene therapy for use in any human or animal disease or condition. The exclusive license under the ICI Agreement extends to all countries and territories worldwide.

Pursuant to the ICI Agreement, we made an upfront payment of $0.25 million to ICI. Additionally, we agreed to pay ICI up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestone events and up to an aggregate of $60.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay ICI tiered royalties in the mid-to-high single digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to certain reductions as set forth in the ICI Agreement. Our royalty obligations apply on a product-by-product and country-by-country basis and end upon the date on which the last valid claim of the licensed patents expires with respect to a given product in a given country.

We are obligated to use commercially reasonable efforts to develop and seek regulatory approval of at least one licensed product. Under the ICI Agreement, we control prosecution, defense and enforcement of the licensed patents, and ICI has backup rights to prosecution, defense and enforcement with respect to any licensed patents for which we elect not to exercise such rights.

The ICI Agreement will expire on a product-by-product basis on the expiration of the royalty term with respect to a given licensed product, unless earlier terminated. We may terminate the ICI Agreement in its entirety, or on a product-by-product basis, for any reason, with or without cause, upon 90 days’ written notice or, if after regulatory approval of a licensed product, upon 180 days’ written notice. Either party may terminate the ICI Agreement with 90 days’ written notice for uncured material breach, or immediately in the event the other party files a voluntary petition, is subject to an involuntary petition not dismissed within 90 days, or assigns a substantial portion of its assets for the benefit of creditors.

Loan Agreement with Hercules Capital, Inc.

On February 20, 2019, we and our subsidiaries, Urovant Holdings Limited (“UHL”), Urovant Sciences GmbH (“USG”) (collectively with us and UHL, the “Borrowers”) and Urovant Sciences, Inc. (“USI”) (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as agent and lender, in the amount of $100.0 million (the “Term Loans”). A first tranche of $15.0 million was funded upon execution of the Loan Agreement, and the remaining $85.0 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

The Term Loans bear a variable interest rate equal to the greater of (i) 10.15% or (ii) the lesser of (x) the prime rate as reported in The Wall Street Journal plus 4.65% and (y) 12.15%. We are obligated to make monthly payments of accrued interest for the first 12 months from closing, or the Interest-only Period, followed by monthly installments of principal and interest through the maturity date. The Interest-only Period may be extended up to an aggregate of 24 months after closing if certain milestones are met. Our obligations under the Loan Agreement are fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Loan Agreement are secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions.

The Term Loans mature 36 months from closing and include an option for the Loan Parties to extend the maturity date up to 18 months if certain milestones are met. The Loan Parties have the option to prepay the Terms Loans and the prepayment of the Term Loans will be subject to, in some circumstances, a prepayment charge equal to 2% in the first 12 months from closing, 1% in the second 12 months, and 0% thereafter. Upon repayment of the Term Loans, the Company will be obligated to pay an end of term charge in an amount equal to 4.25% of the amount of the Term Loans actually advanced.

The Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including a covenant against the incurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts. The Loan Agreement also contains a minimum cash covenant that requires the Loan Parties to hold certain minimum cash balances in the event that either certain milestones are not achieved or our market capitalization is below a certain threshold for certain periods of time. Such minimum cash covenant ceases to apply if we achieve certain clinical development and financial milestones as set forth in the Loan Agreement. The Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Term Loans, the failure to comply with certain covenants and agreements specified in the Loan Agreement, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, defaults in respect of certain other indebtedness, certain events relating to bankruptcy or insolvency and certain events relating to U.K. or Irish pension plans. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Loan Agreement would automatically become due and payable.

In connection with each funding of the Term Loans, we are required to issue to Hercules a warrant, or the Warrants, to purchase a number of our common shares equal to 2% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the closing price of our common shares on the business day immediately prior to the relevant Term Loan funding (or for the first and second tranches only at the lower of (i) $9.02 per share or (ii) the closing price of our common shares on the business day immediately prior to the relevant Term Loan funding). The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of common shares for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. In connection with the first tranche of the Term Loans, we issued a Warrant to Hercules, exercisable for an aggregate of 33,259 of our common shares at an exercise price of $9.02 per share.

Urovant is a Vant within the Roivant Family of Companies

We have benefited from our ability to leverage the Roivant model and the greater Roivant platform. The period of time between our formation and our operational maturation was shortened based on the support from centralized Roivant functions available to us since our creation. This includes operational functions as well as access to Roivant’s proprietary technology and digital innovation platforms. Consistent with its model, Roivant has also provided us with access to an embedded team of scientific experts, physicians and technologists to help optimize the clinical development and commercial strategies of the company. We intend to explore collaborations with other Vants within the Roivant family of companies, including Alyvant, to optimize the launch of vibegron. Additionally, in the future, we may have the ability to benefit from Roivant’s economies of scale and scope, including but not limited to the opportunity to:

•	leverage Roivant’s business development engine and vast network of industry relationships for the identification of, and access to, new assets and synergistic partnerships;
•

enter channel partnerships with other Vants in the Roivant family of companies (including but not limited to technology-focused Vants built by Roivant, such as Alyvant), with the goal of delivering efficiencies in the development and commercialization process;

•	access Roivant’s human capital engine to recruit new employees from within and beyond the biopharmaceutical industry;
•	enable our employees to participate in Roivant’s career development program which facilitates employee mobility across Vants in the Roivant family of companies;
•	benefit from shared learnings, best practices, and external industry relationships across the Roivant family of companies; and
•	derive certain benefits of scale upon becoming a commercial-stage company.

Sales and Distribution

We do not currently have our own sales or distribution capabilities. In order to commercialize vibegron, if approved for commercial sale, we must develop a sales infrastructure. We intend to build an initial sales force of approximately 150 persons in the United States, targeting urologists and other specialists that treat a high number of patients with urologic conditions. We believe these physicians have a significant number of OAB patients in their practice and often serve as the diagnosing and treating physicians for OAB. We intend to scale the commercial presence to reach additional health care professionals as vibegron sales grow. We believe that our commercial leadership team, with experience launching over 20 prescription products, positions us well to efficiently pursue the significant market opportunity for vibegron in the United States. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for vibegron inside and outside the United States.

Manufacturing

We do not have the capabilities to conduct drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While vibegron and URO-902 were being developed by Merck and ICI, respectively, it was also being manufactured by Merck and through contract manufacturing organizations by ICI.

We expect that the vibegron drug substance transferred to us under the Merck Agreement and drug substance manufactured at our planned commercial supplier will be sufficient for us to complete our currently planned clinical trials for the treatment of OAB in men with BPH and abdominal pain due to IBS. We have also contracted with a third party to fill, finish, supply, store and distribute the vibegron drug product for such purpose. If vibegron is approved by the FDA for commercial use, we will rely on third-party manufacturers to supply us with sufficient quantities of vibegron to be used for the commercialization of vibegron. If we are unable to initiate or continue our relationships with one or more other third-party manufacturers, we could experience delays in our commercialization efforts as we locate and qualify new manufacturers.

Vibegron is a small molecule that can be manufactured using commercially available technologies. We acquired data from Merck related to the chemical synthesis and manufacturing of vibegron, and we have contracted with third-party manufacturers for commercial supplies of vibegron ingredients on a cost-efficient basis based on our understanding of the structure and synthesis of the compound. We currently rely on a single supplier, Codexis, for its proprietary enzyme, which we use in the production of vibegron, and we have agreed to purchase from Codexis all of our requirements for such enzyme for use in our clinical and commercial production of vibegron for the first six years after the first approval of vibegron in any of the United States, Europe or Canada. We are currently exploring alternative options for the synthesis of vibegron to enable us to identify and utilize a second source supplier. While we continue to explore these alternatives, we plan to build and maintain two years of inventory of vibegron using the Codexis enzyme prior to any regulatory approval.

URO-902 is a naked DNA plasmid vector containing a cDNA encoding the pore-forming component of the human smooth muscle Maxi-K ion channel. We expect the manufacturing process for URO-902 to be typical for that of biologics. Prior to our acquisition of URO-902, it was developed and manufactured in academic and manufacturing facilities suitable to support manufacturing of early clinical development. We expect our existing supply of URO-902, which was transferred to us under the ICI license agreement, to be sufficient for us to complete our planned Phase 2a study if materials continue to meet all specifications. We have recently contracted with a third-party vendor for the manufacturing of URO-902 for future preclinical studies and clinical trials, but the vendor has not yet manufactured any URO-902. We intend to contract with third-party vendors for commercialization if and when URO-902 receives marketing approval. We have not determined at this time whether to develop our own technology and process or to use third-party patented or proprietary DNA delivery-related technology for the manufacture and commercialization of URO-902. If we are unable to initiate or continue our relationships with one or more third-party manufacturers for the development and manufacture of URO-902, we could experience delays in our development efforts, and subsequent commercialization if approved.

Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our contract manufacturing organizations will manufacture our product candidates under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of pharmaceuticals to be used in humans.

Competition

We expect mirabegron (Myrbetriq, marketed by Astellas) to be our primary competitor for the treatment of OAB. Mirabegron, a beta-3 agonist, is marketed for the treatment of OAB with symptoms of urge urinary incontinence, urgency and urinary frequency.

In addition to vibegron, solabegron is the only other beta-3 agonist that is in clinical development. GlaxoSmithKline plc conducted a Phase 2 clinical trial in which solabegron, dosed twice daily, demonstrated efficacy in OAB. Velicept Therapeutics, Inc., which has acquired the rights to solabegron, has developed a once-daily formulation and is advancing both its twice-daily and once-daily formulations into Phase 2b clinical trials.

Additionally, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd. is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd. is developing DA-8010, a novel anticholinergic, currently in a Phase 1 clinical trial. Taris Biomedical LLC is developing TAR-302, an intravesical drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1b clinical trials. Outpost Medicine, LLC’s IND for OP-687 for OAB was accepted by the FDA in late 2017. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB, and Allergan has advanced a BOTOX-based sustained release gel (RTGel) for the treatment of OAB into Phase 2 clinical development.

We also face significant competition from traditional anticholinergic drugs, which have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics continue to account for the largest share of prescriptions written for the treatment of OAB in the United States. There are a number of widely prescribed anticholinergics approved for sale in the United States, including solifenacin, tolterodine and oxybutynin. In addition, procedural therapies, such as BOTOX (marketed by Allergan) and neuromodulation are available as third-line treatments for OAB.

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage, reimbursement and public opinion. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Additionally, we expect our gene therapy product candidate, URO-902, to face significant competition from our competitors focused on more traditional therapies for OAB due to perceived risks and public perception associated with gene therapies.

Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries could result in even more resources being concentrated among a small number of our competitors.

Accordingly, our competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for any of our indications by a competitor could render our product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for vibegron and any of our future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our products or product candidates.

Following our execution of the Merck Agreement, as of February 3, 2017, by virtue of the license of patent rights under the Merck Agreement, we are the exclusive licensee of multiple granted U.S. patents and pending patent applications, as well as patents and patent applications in numerous foreign jurisdictions (including the United Kingdom, France, Germany, and Canada, but excluding China and the Excluded Asian Territories) relating to beta-3 agonists, including vibegron. As they relate to vibegron, these patents and patent applications cover the vibegron molecule and salts and stereoisomers thereof as a composition of matter, the use of vibegron to treat overactive bladder, urinary incontinence, UUI and urinary urgency, as well as methods of manufacturing. The patent family directed to the vibegron composition of matter and methods of use naturally expires in 2029 in the United States and in foreign jurisdictions, subject to any adjustment or extension of patent term that may be available in a particular jurisdiction. The U.S. Patent and Trademark Office, or the USPTO, has determined that one such patent within the composition of matter and methods of use patent family is entitled to 608 days of patent term adjustment. The patents and patent applications (if issued) directed to methods of manufacturing beta-3 agonists (including vibegron) and related synthetic intermediates would naturally expire between 2032 and 2034, subject to any adjustment or extension of patent term that may be available in a particular country. For example, the term of certain of the composition of matter patents for vibegron in the United States may be extended up to about five years under the patent term extension provisions of the Hatch-Waxman Act. In addition to the patent rights licensed from Merck, we also have two international patent applications directed to use of vibegron at certain dosages to treat overactive bladder.

Following our execution of the ICI Agreement, as of August 24, 2018, by virtue of the license of patent rights under the ICI Agreement, we are the exclusive licensee of a pending international patent application relating to URO-902 gene therapy. This patent application covers the use of URO-902 gene therapy to treat signs or symptoms of overactive bladder or detrusor overactivity. Any patents issuing from this application would naturally expire in 2038, subject to any adjustment or extension of patent term that may be available in a particular country.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the USPTO in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We have a trademark registration in the United States for UROVANT, as well as pending trademark applications in the United States for UROVANT SCIENCES. Under the Merck Agreement, we have the right to market vibegron worldwide (other than the Excluded Asian Territories) under the trademark(s) of our choice, subject to regulatory approval.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical and biological products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, quality control, manufacture, storage, recordkeeping, safety, effectiveness, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications, or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

We cannot market a drug or biological product candidate in the United States until the product candidate has received FDA approval. The steps required before a product may be marketed in the United States generally include the following:

•	completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA or BLA, in the case of biological product candidates, including gene therapy product candidates, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient and finished drug or biological product are produced and tested to assess compliance with cGMP requirements; and

•	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLP regulations. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the FDA will place the IND on clinical hold and the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, including GCP requirements, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose a clinical hold or other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

U.S. Pharmaceutical and Biological Products Development Process

Clinical trials to support NDAs or BLAs for marketing approval of pharmaceutical product candidates are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug or biologic product candidate for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal or registration trials, are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic product candidate and to provide adequate information for the labeling of the drug or biologic. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic product candidate. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and where confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all nonclinical, clinical, and other testing, and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA and BLA are also subject to annual program user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an application to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of application. Most such applications for standard review drug products are reviewed within 10 to 12 months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs to treat serious conditions that the FDA determines offer significant improvement in safety or effectiveness. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug or biologic product candidate is manufactured. The FDA will not approve the product unless compliance with cGMP requirements is satisfactory and the NDA or BLA contains data that provide substantial evidence that the product is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. As a condition of approval, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of the product outweigh the potential risks.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy, or REMS. A REMS can include a medication guide, a communication plan for healthcare professionals, and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry, and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can adversely affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new application or application supplement before the change can be implemented. An application supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing application supplements as it does in reviewing applications. Such supplements are typically reviewed within 10 months of receipt.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain applications or application supplements must contain data that are adequate to assess the safety and effectiveness of the product candidates for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Once an application is approved, a product is subject to pervasive and ongoing post-approval regulatory requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, product sampling and distribution, reporting of adverse events, and promotional activities involving the internet and social media. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, or surveillance to monitor the effects of an approved product, or restrictions on the distribution or use of the product. In addition, quality-control, manufacturing, packaging, and labeling procedures must continue to conform to cGMP requirements after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacture of the product, complete withdrawal of the product from the market, or product recalls;
•	fines, warning letters, or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information; and
•	the issuance of safety alerts, “Dear Healthcare Provider” letters, press releases, or other communications containing warnings or other safety information about the product.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Additional Requirements for U.S. Biological Products Development Process

Our gene therapy product candidate will be regulated by FDA as a biologic, which, in addition to the pharmaceutical development pathway described above, requires compliance with certain product-specific regulations.

Compliance with the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines, is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Under these guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial.

Prior to August 2018, the NIH guidelines also required human gene transfer protocols to be submitted for review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, where (1) an oversight body such as an IBC or an IRB determined that the protocol would significantly benefit from RAC review, and (2) the protocol (a) used a new vector, genetic material, or delivery methodology that represents a first-in-human experience and thus presents an unknown risk, and/or (b) relied on preclinical safety data that were obtained using a new preclinical model system of unknown and unconfirmed value, and/or (c) involved a proposed vector, gene construct, or method of delivery associated with possible toxicities that are not widely known and that may render it difficult for oversight bodies to evaluate the protocol rigorously. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment. During the public comment period, which closed October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and the roles and responsibilities of the IBC at the local level will continue as described in the NIH Guidelines.

The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of trial subjects.

The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. Systems need to be put in place to record and evaluate adverse events reported by health care providers and patients and to assess product complaints.

Market and Data Exclusivity for Biological Products

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the PPACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a licensed biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of licensure of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed by FDA. The BPCIA also requires a 180-day notice of commercial marketing of a biosimilar to the reference product manufacturer. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Other Healthcare Laws

Although we currently do not have any products on the market, our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may be subject to additional healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, referrals or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the PPACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties, plus up to three times the remuneration involved for each violation. Civil penalties and treble damages also can be assessed under the federal False Claims Act for violations of the federal Anti-Kickback Statute. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The federal civil and criminal false claims laws, including the federal civil False Claims Act prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, violations of the false claims laws also may implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. As it did for the federal Anti-Kickback Statute, PPACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical, and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. At present, it is unclear if we would be considered a business associate subject to HIPAA based on our business activities and service offerings upon the commercialization of a product. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

The federal Physician Payments Sunshine Act, created under PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

Many states have similar statutes or regulations to the above federal laws that may be broader in scope and may apply regardless of payor. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, or information related to drug pricing or marketing expenditures. These laws may differ from each other in significant ways and may not have the same effect, further complicating compliance efforts. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Canada or the European Union, we may be subject to additional regulation.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Foreign Corrupt Practices Act

We and our subsidiaries are subject to the Foreign Corrupt Practices Act of 1977, as amended, or FCPA. The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, even though they may not always be subject to our control. We discourage these practices by our employees, consultants, and agents. However, our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement activity by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Other Applicable Laws

We are subject to a variety of financial disclosure and securities trading regulations, both in the United States and in other jurisdictions in which we operate, as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the Nasdaq Global Select Market, on which our common shares are traded.

We are also subject to various other federal, state, and local laws and regulations, including those related to safe working conditions, and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants.

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

We are also subject to or affected by federal, state and foreign privacy, security and data protection laws, regulations, standards and regulatory guidance that govern the collection, use, disclosure, retention, security and transfer of personal data. Our operations extend to countries around the world, and many of these jurisdictions have established privacy legal frameworks with which we, our customers or our vendors must comply.

Health Reform

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to healthcare systems that could affect our future results of operations. There have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs.

In particular, PPACA has had, and is expected to continue to have, a significant impact on the healthcare industry. This law was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, PPACA revises the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under PPACA. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and other provisions are not yet, or have only recently become, effective.

We cannot predict the full impact of PPACA on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred.

Further, there have been judicial and Congressional challenges to certain aspects of PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of PPACA. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President of the United States signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of PPACA.

Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and non-severable feature of PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of PPACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. Although we cannot predict the ultimate content, timing or effect of any changes to PPACA or other federal and state reform efforts, we continue to evaluate the effect that PPACA, as amended or replaced, will have on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidate.

Other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President of the United States signed into law the Budget Control Act of 2011, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, and reform government program reimbursement methodologies for drugs.

Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which is being phased in over several years beginning in 2015. Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any of our products, if and when approved. Sales in the United States will depend in part on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our therapeutic product candidates can be subject to challenge, reduction or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Additionally, the containment of healthcare costs (including drug prices) has become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products once approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the European Union, or EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. In addition, withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. This is particularly the case if the UK and the EU do not reach agreement on how the UK will exit the EU, commonly referred to as “hard Brexit.” The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

Financial History

We have never been profitable, have incurred significant losses since our inception and we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. We have not generated any revenue from product sales to date, and may never generate any revenue from product sales.

On February 20, 2019, we and our subsidiaries, entered into the Loan Agreement, a secured debt financing agreement, with Hercules, as agent and lender, in the amount of $100.0 million. As of March 31, 2019, a total of $85.0 million remained available to us under the Loan Agreement. We have funded our operations primarily from the issuance and sale of our common shares in our initial public offering, capital contributions from our parent company, RSL, and the financing commitment from Hercules. Additional information regarding this financing commitment is included in Note 5, “Long-term debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The majority of our operating expense is related to research and development activities. Our research and development activities primarily include activities related to the Phase 3 development of our lead product candidate, vibegron, for the treatment of OAB, as well as for the treatment of OAB in men with BPH and our Phase 2a clinical trial for the treatment of abdominal pain due to IBS. Our research and development expenses totaled $92.2 million and $32.4 million for the years ended March 31, 2019 and 2018, respectively. We expect our net losses, negative cash flows, and operating expenses to increase as we continue the development of, and seek regulatory approval for, our product candidates, and grow our company.

As of March 31, 2019, we had approximately $85.4 million of cash and cash equivalents and $85.0 million of financing commitments available to us under the Hercules Loan Agreement.

We manage our operations and allocate resources as a single operating and reporting segment. Additional financial information regarding our operations, assets and liabilities, including our net loss for the years ended March 31, 2019 and 2018 and our total assets as of March 31, 2019 and 2018, is included in our consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.

Employees

As of March 31, 2019, we had no employees, and our wholly owned subsidiary, USI, had 39 employees, of which all were full-time employees. Of the 39 employees, 19 are engaged in research and development activities. The employees of USI provide services to us and our subsidiaries pursuant to an intercompany services agreement by and among us, USI and our wholly owned subsidiary, USG.

Corporate Information

We are an exempted limited company incorporated under the laws of Bermuda on January 27, 2016 under the name Roivant PPS Holdings Ltd. We changed our name to Thalavant Sciences Ltd. on November 14, 2016 and to Urovant Sciences Ltd. on January 13, 2017, when we commenced operations. Our principal office is located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom, and our registered office is located in Bermuda at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. We also have business operations at 5281 California Avenue, Suite 100, Irvine, California 92617 and 324 Blackwell Street Bay 11, Suite 1104, Durham, North Carolina 27701. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our common shares are currently listed on The Nasdaq Global Select Market under the symbol “UROV.”

Available Information

Our website is www.urovant.com. The contents of our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. The SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results, and financial condition could be seriously harmed and the trading price of our common shares could decline and you could lose all or part of your investment in our common shares. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. See the section of this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in January 2016, and our operations to date have primarily been developing vibegron for the treatment of OAB, organizing and staffing our company, and acquiring rights to vibegron and URO-902. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

•	attract and retain experienced management and advisory teams;
•	raise additional funds when needed and on terms acceptable to us;
•	launch commercial sales of our products, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for our product candidates;
•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers; and
•	maintain, expand and protect our intellectual property portfolio.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $111.3 million and $37.1 million for the years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $175.5 million.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of vibegron, through clinical trials and the regulatory approval process, as well as the commercialization of vibegron following regulatory approval, if received. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of vibegron.

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

The top-line results from our Phase 3 EMPOWUR trial demonstrated a statistically significant difference for the active vibegron 75 mg dose compared to placebo for the co-primary endpoints, which are reductions in daily UUI episodes and reduction in daily micturitions, in the primary efficacy analysis. In addition, we reported a statistically significant reduction in daily urgency episodes compared to placebo (p=0.002), which is the first of the seven pre-specified key secondary endpoints. All seven pre-specified secondary endpoints achieved statistical significance over placebo for vibegron. As such, even if we were able to obtain approval for vibegron, these secondary endpoints may not be mentioned in the U.S. label, which could potentially adversely affect product differentiation.

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
•

the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers and third-party manufacturers may not pass the pre-approval inspections by regulatory authorities; or

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

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the timing, costs and results of our Phase 3 COURAGE clinical trial of vibegron for the treatment of OAB in men with BPH and our Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS;

•	the timing, costs and results of our proposed Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the costs of completing the EMPOWUR clinical extension study and the ongoing and planned Phase 1 clinical trials for vibegron, including the filing of the NDA for vibegron in adults with OAB;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We currently believe that our existing cash and cash equivalents, together with the $30.0 million tranche under the Hercules Loan Agreement, which is available through September 30, 2019, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report on Form 10-K. The availability of the $30.0 million tranche was subject to achievement of a clinical milestone, which was achieved with the positive top-line results from the Phase 3 EMPOWUR trial, among other conditions that were also met. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our Loan and Security Agreement with Hercules, or the Loan Agreement, contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Pursuant to our Loan Agreement with Hercules, we have pledged all of our assets, other than our patents and other intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Hercules. The Loan Agreement also requires us to maintain minimum cash balances in the event that either certain milestones are not achieved or the market capitalization of the Company is below $500 million for certain periods of time. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	incur liens;
•	make investments;
•	make distributions, including dividends;
•	consolidate or merge; and
•	alter the business of the Company.

These terms of the Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of certain covenants or agreements; certain bankruptcy events; the occurrence of certain events that could reasonably be expected to have a “material adverse effect”; defaults in respect of certain other indebtedness; and certain events relating to U.K. or Irish pension plans.

Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

If an event of default under the Loan Agreement should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, the Loan Agreement, additional debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Pursuant to our license agreement with Merck, Merck agreed to provide a supply of the vibegron compound to support the development of vibegron. Under this agreement, we may only use such material in preclinical and clinical work. The agreement also provides for Merck to reasonably assist us during a specified period of time with a technical transfer of the manufacturing process from Merck to us or our designee for production of vibegron. Although Merck has already transferred the manufacturing process for vibegron to us, we may still need additional assistance if we experience any setbacks with the manufacturing at a larger scale. If Merck fails to fulfill its continuing obligations under this agreement, if needed, or if we require additional assistance after their obligation to assist us expires, our development of vibegron could be significantly delayed or otherwise adversely affected.

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

We expect to hire, either directly, or through any current or future subsidiaries of ours, additional employees throughout the organization. We may have difficulties identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of vibegron, URO-902 and any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates and compete effectively will partly depend on our ability to effectively manage any future growth.

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

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In April 2019, the European Council and the United Kingdom agreed to extend the deadline by which they must agree to a withdrawal agreement to October 31, 2019. It is unclear whether they will successfully reach an agreement prior to that date, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union.

Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital. In addition, if the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to European Union markets either during a transitional period or more permanently.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could negatively impact our financial condition, results of operations and cash flows.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including RSL and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our current or future product candidates could be delayed.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The use of gene therapy in the treatment of OAB is novel. There can be no assurance that we will not experience problems or delays with the assessment of the current drug supply and in the future with developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, which may prevent us from completing our clinical studies or commercializing URO-902 on a timely or profitable basis, if at all. We expect that the supply of URO-902 that was transferred to us under the ICI license agreement will only be sufficient for us to complete our planned Phase 2a study. Any issues we experience in the future with respect to the manufacturing or availability of URO-902 could significantly delay our URO-902 development program and harm our business prospects.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. For example, we may not succeed in demonstrating that vibegron offers a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA does not approve the inclusion of urgency data, rapid onset of action data, and a single, convenient once-daily and crushable dose in the label. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates.

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

From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available top-line data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. For example, the top-line data analysis from our Phase 3 EMPOWUR study did not include full vital sign data, including blood pressure. If the results of the ambulatory blood pressure study of vibegron are less favorable than we currently anticipate and vibegron is shown to have a similar or more significant impact on blood pressure than mirabegron, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We are aware of several companies that are working to develop drugs that would compete against vibegron and URO-902 for the treatment of OAB. For example, Velicept Therapeutics, Inc. is advancing solabegron, a beta-3 agonist initially developed by GlaxoSmithKline plc, as a twice-daily and once-daily formulation into Phase 2b clinical trials. In addition to solabegron, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd., is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd., is developing DA-8010, a novel anticholinergic, currently in a Phase 1 clinical trial. Taris Biomedical LLC is developing TAR-302, an intravesicular drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1b clinical trials. Outpost Medicine, LLC’s IND for OP-687 for OAB was accepted by the FDA in late 2017. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB.

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

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate product revenue will be materially impaired.

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

The FDA may impose restrictions that limit the scope of any approved label and affect our market acceptance.

The FDA has substantial discretion in the product label review and approval process and may disagree that our studies support the differentiated claims we propose. Even if we are successful in demonstrating that our product offers a differentiated profile compared to current therapies, the FDA may restrict us from mentioning such claims in the U.S. label, which could potentially adversely affect product differentiation. Further, the FDA could institute a “class” label for all products in the same market, which could require us to include warnings or other information on the label of our product that may not be specifically applicable to our product.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
•	the inability to negotiate with third party payors regarding reimbursement for our products; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. For example, in May 2018, we commissioned a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, access and reimbursement decisions. Such interviewees represented payors covering over 80 million U.S. commercial and Medicare Part D lives. The payor representatives interviewed expect that vibegron would be managed at a preferred or non-preferred branded tier, without prior authorization, allowing physicians and patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. This market research study has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. The payor research does not warrant this management will take place at launch or prior to product review. There is no assurance that vibegron, if approved, would achieve adequate coverage and reimbursement levels, or that prior authorizations will not be required by payors. There also is no assurance as to the timeline for obtaining any level of coverage for vibegron; coverage and reimbursement levels may not be achieved at or near launch.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our current and future product candidates.

We do not have the capabilities to conduct drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Both Merck and ICI are obligated to reasonably assist us during a specified time-period with a technical transfer of the manufacturing process to us or our designee for production of vibegron and URO-902, respectively. Although Merck has already transferred the manufacturing process of vibegron to us, we may still need additional assistance if we experience any setbacks with the manufacturing on the larger scale. If Merck or ICI fail to fulfill their respective obligations, as applicable, or if we require additional assistance after their obligation to assist us expires, our development of our product candidates could be significantly delayed or otherwise adversely affected.

Pursuant to our agreement with Merck, Merck provided us with a supply of vibegron, which we may only utilize in preclinical and clinical work. We expect that the vibegron drug substance transferred to us under our agreement with Merck will be sufficient for us to complete our currently planned clinical trials for the treatment of OAB in men with BPH and abdominal pain due to IBS. Additionally, supplies from our planned commercial manufacturers have become available and may be used in on-going and future clinical studies. We also expect that the URO-902 drug substance transferred to us under our license agreement with ICI will be sufficient for us to complete our planned Phase 2a study if materials continue to meet all specifications. We have recently contracted with a third-party vendor for the manufacturing of URO-902 for future preclinical studies and clinical trials, but the vendor has not yet manufactured any URO-902. We intend to contract with third-party vendors for commercialization if and when URO-902 receives marketing approval.

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

Prior to the listing of our common shares on Nasdaq in connection with our IPO in October 2018, no public market for our common shares existed. If an active trading market for our common shares is not sustained, you may not be able to sell your shares quickly or at or above the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

In addition, our common shares are held by a relatively small number of holders. RSL owns approximately 75% of our outstanding common shares as of March 31, 2019 and our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

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

RSL beneficially owns approximately 75% of the voting power of our outstanding common shares as of March 31, 2019. As a result, RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. In addition, the terms of our Loan Agreement with Hercules restrict our ability to pay dividends to limited circumstances. As a result, investors in our common shares may only receive a return if the market price of our common shares increases.

Future sales of our common shares may depress our share price.

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

We, our executive officers, directors and holders of a substantial majority of our common shares and securities exercisable for our common shares, including RSL, were subject to lock-up agreements or other contractual restrictions that restrict transfers for 180 days from September 26, 2018. As the lock-up period in the lock-up agreements and other contractual restrictions expired on March 25, 2019, we and our locked-up security holders are able to sell our common shares in the public market. Sales of a substantial number of such common shares, or the perception that such sales may occur, could cause our share price to fall.

As of March 31, 2019, there were an aggregate of 4,063,866 common shares subject to outstanding options and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and other contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions and reduced disclosure obligations, including with respect to executive compensation disclosure in our periodic reports and proxy statements.

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

Legislation enacted in Bermuda in response to the European Union’s review of harmful tax competition could be harmful to our business.

During 2017, the European Union Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business in any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. At present, it is unclear what (if anything) the company would be required to do in order to satisfy economic substance requirements in Bermuda, but to the extent we are required to increase our substance in Bermuda to satisfy such requirements, it could result in additional costs that could adversely affect our financial condition or results of operations. If we were required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the EU of the information filed by us with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of our business activities and/or may be struck off as a registered entity in Bermuda. Despite enacting legislation designed to satisfy the commitment made by Bermuda to address ECOFIN’s concerns relating to economic substance, on March 12, 2019, Bermuda was placed on the EU’s list of non-cooperative tax jurisdictions. The effect of this listing is not yet clear, but Member States of the European Union may choose to apply a range of countermeasures to Bermuda and entities registered in Bermuda, including increased monitoring and audits, withholding taxes, special  documentation requirements and anti-abuse provisions. In addition, new provisions in EU legislation prohibit EU funds from being channeled or transited through entities in countries on the list of non-cooperative tax jurisdictions. The Bermuda Government has stated that it believes the relevant Bermuda legislation complies with EU requirements and is committed to reversing Bermuda’s inclusion on the list of non-cooperative tax jurisdictions at the earliest opportunity, but there can be no assurance that the Bermuda Government will be successful in these efforts.

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

We are incorporated under the laws of Bermuda, where we are not subject to any income or withholding taxes. We are centrally managed and controlled in the United Kingdom, and, under current U.K. tax law, a company which is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains and subject to U.K.’s controlled foreign company rules, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the United Kingdom could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws and interpretations on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of the jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

We believe that we and our non-U.S. subsidiaries are classified as CFCs in the taxable year ended March 31, 2019. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our common shares. In addition, special information reporting may be required.

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. If we are a CFC and not publicly traded throughout the relevant taxable year, however, the test may be applied based on the adjusted basis of our assets. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and the Hercules Loan Agreement in our business and whether we earn primarily passive income (such as interest income) in the current taxable year or future taxable years. We believe that we were classified as a CFC prior to our IPO in the current taxable year beginning on April 1, 2018. Based on the current and expected adjusted basis of our assets, we believe we were not classified as a PFIC with respect to the taxable year ended March 31, 2019. However, because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC in any taxable year. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.

In our current taxable year ended March 31, 2019, we have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and our principal office is located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom. We also have business operations at 5281 California Avenue, Suite 100, Irvine, California 92617 and 324 Blackwell Street Bay 11, Suite 1104, Durham, North Carolina 27701.

Our wholly owned subsidiary, USI, entered into a lease agreement in November 2018 for 21,489 square feet of office space located in Irvine, California for clinical research and development operations and administrative functions that expires seven years from the lease commencement date with an option to terminate after five years. The lease commenced in June 2019. Previously, USI had a sublease for approximately 8,038 square feet of office space in Irvine, California which was terminated in June 2019. USI also entered into a sublease agreement with our affiliate, RSI, in June 2019 for 2,784 square feet of office space located in Durham, North Carolina for clinical research and development and other activities carried out by our personnel. The lease expires in July 2025.

Our affiliate, RSG, leases office space in Basel, Switzerland for business development, intellectual property management and other administrative functions. Our wholly owned subsidiary, USG, may sublease space from RSG in Basel in the future, from where we would plan to conduct business development, intellectual property management, commercial preparation and clinical research and development activities.

We believe that our leased facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings related to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Shares

In October 2018, we completed our initial public offering, or IPO, and our common shares began trading on the Nasdaq Global Select Market, or Nasdaq, under the symbol “UROV” on September 27, 2018. Prior to that date, there was no established public trading market for our common shares.

Shareholders

American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of the close of business on June 13, 2019, we had two shareholders of record. The actual number of shareholders is greater than this number of record shareholders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of shareholders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on a number of factors, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.  In addition, pursuant to Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) that the realizable value of its assets would thereby be less than its liabilities. Under our amended and restated bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the Hercules Loan Agreement.

Recent Sales of Unregistered Equity Securities

There were no reportable sales of unregistered equity securities other than as reported in the Company’s Current Report on Form 8-K filed on February 22, 2019.

Purchases of Equity Securities by the Issuer

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

As a result of the IPO, we received total net proceeds of $132.9 million, after deducting total expenses of $11.3 million, consisting of underwriting discounts and commissions of $10.1 million and offering-related expenses of $1.2 million. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

We have been using the net proceeds from our IPO primarily to fund the nonclinical and clinical development of vibegron and URO-902, to expand our internal research and development capabilities, for commercial readiness, and for general corporate purposes.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on September 27, 2018 pursuant to Rule 424(b) of the Securities Act.

Item 6. Selected Financial Data.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. Vibegron is currently being developed for three potential indications: overactive bladder, or OAB, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.

In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial evaluating vibegron for the treatment of OAB. In this pivotal Phase 3 clinical trial with over 1,500 patients, vibegron 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints. Onset of action for the co-primary endpoints was observed as early as week two, the first time point measured, and statistically significant efficacy was maintained at all timepoints measured through the end of the study. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, by the first quarter of 2020. OAB is a highly prevalent condition, with more than 30 million Americans over the age of 40 suffering from bothersome symptoms. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials in a total of over 2,600 OAB patients, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. Our Phase 3 clinical trial had a design in line with these clinical trials. We believe vibegron, if approved by the FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a QTc signal at any of the human doses tested.

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases, with the first phase focusing on safety and the second phase assessing efficacy and safety, and is testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints will be measured at 12 weeks and include change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH.

In December 2018, we enrolled our first patient in a 200 patient Phase 2a randomized, double blind, placebo-controlled trial with vibegron 75 mg for abdominal pain due to IBS. We expect to receive top-line data from the Phase 2a clinical trial in 2020. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety.

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We plan to initiate a placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 in approximately 50 to 80 patients.

We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, identifying and in-licensing our product candidates, including acquiring the rights to vibegron and URO-902, preparing for and advancing the clinical development of our product candidates and preparing for the potential commercialization of vibegron. We have not generated any revenue and have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vibegron, URO-902 and any future product candidates.

Our operations were previously supported by our affiliates, Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”), each a wholly owned subsidiary of our parent company, Roivant Sciences Ltd. (“RSL”). RSI provided us with certain administrative, financial and research and development services, and RSG provided us with services in relation to the identification of potential product candidates, assistance with clinical trials and other development, administrative and financial activities, in each case, pursuant to the Services Agreements. Under the terms of the services agreements with RSI and RSG, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us. In addition, we are obligated to pay to RSI and RSG a pre-determined markup on costs incurred by them in connection with any general and administrative and support services as well as research and development services. Our reliance on RSI and RSG has decreased significantly as we have completed the hiring of personnel to manage our operations and the development and potential commercialization of vibegron and any future product candidates. We do not expect our reliance on RSI and RSG to be significant in the future.

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

In February 2019, we and our subsidiaries, Urovant Holdings Limited (“UHL”), Urovant Sciences GmbH (“USG”) and Urovant Sciences, Inc. (“USI”), entered into a secured debt financing agreement with Hercules Capital, Inc., or Hercules, as agent and lender, or the Loan Agreement, in the amount of $100.0 million. A first tranche of $15.0 million was funded upon execution of the Loan Agreement, and the remaining $85.0 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

As of March 31, 2019, we had an accumulated deficit of $175.5 million. We recorded net losses of $111.3 million and $37.1 million for the years ended March 31, 2019 and 2018.

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

Research and Development Expenses

Our research and development expenses to date have been primarily attributed to the license of the rights to vibegron and the continued development of vibegron for OAB. We expect to increase the number of our research and development programs while maintaining our current research and development spend as we complete the open-label extension study of our ongoing Phase 3 EMPOWUR trial for the treatment of OAB, advance our Phase 3 clinical trial of vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. Research and development expenses will include program-specific costs, as well as unallocated costs.

Program-specific costs include:

•

direct third-party costs such as expenses incurred under agreements with clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of vibegron on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates.

Unallocated costs primarily include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for our research and development personnel;
•	costs allocated to us for activities performed by RSI and RSG under the Services Agreements and share-based compensation expense allocated to us from RSL; and
•	other expenses, which include the costs of consultants who assist with research and development activities not specific to a program.

Research and development expenses also include in-process research and development expense related to our acquisition of the rights to our product candidates from Merck and ICI.

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

In addition, the probability of success for vibegron, URO-902 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our research and development activities may be subject to change from time to time as we evaluate our priorities and available resources.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for general and administrative personnel, professional fees for legal, consulting, accounting, auditing and tax services, commercial readiness costs, rent and facilities expense, information technology costs, general overhead and services received under the Services Agreements with RSI and RSG.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of continuing to operate as a public company. These increases will likely include increased costs related to the hiring of additional personnel, professional fees and additional rent and other facilities related costs, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
Operating expenses:
Research and development	$92,198	$32,359
General and administrative	18,585	4,640
Total operating expenses	110,783	36,999
Other income (expense):
Interest expense, net	(259)	—
Other expense	(257)	(38)
Loss before provision for income taxes	(111,299)	(37,037)
Provision for income taxes	47	37
Net loss	$(111,346)	$(37,074)

Research and Development Expenses

For the years ended March 31, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Year Ended March 31,
	2019	2018
Program-specific costs:
Vibegron	$81,213	$23,562
URO-902	262	—

License fees	252	—

Unallocated costs:
Share-based compensation	1,296	2,477
Personnel expenses	5,419	50
Services Agreements	2,176	5,240
Other expense	1,580	1,030
Total research and development expenses	$92,198	$32,359

Research and development expenses increased by $59.8 million, to $92.2 million, for the year ended March 31, 2019 compared to $32.4 million for the year ended March 31, 2018. The increase in research and development expenses primarily includes the following changes:

•	$49.6 million increase in CRO costs primarily to advance the Phase 3 EMPOWUR study;
•	$3.9 million increase in chemistry, manufacturing and controls costs;
•	$4.4 million increase in other program-specific third-party research and development costs;
•	$5.3 million increase due to personnel-related costs;
•	$1.2 million increase in share-based compensation expense for stock options and restricted stock units granted to employees;
•	$0.5 million increase in other unallocated third-party research and development costs;
•	$0.3 million increase for in-process research and development paid under the ICI license agreement;
•	$2.4 million decrease in share-based compensation expense allocated to us by RSL; and
•	$3.0 million decrease in costs billed to us under the Service Agreements.

General and Administrative Expenses

General and administrative expenses increased by $14.0 million, to $18.6 million, for the year ended March 31, 2019 compared to $4.6 million for the year ended March 31, 2018. The increase in general and administrative expenses primarily includes the following changes:

•	$5.5 million increase in personnel-related costs;
•	$2.0 million increase in legal and other professional and consulting fees;
•	$1.9 million increase in market research and other commercial readiness costs;
•	$2.5 million increase in general overhead and corporate expenses;
•	$1.8 million increase in share-based compensation expense for stock options granted to employees, board members and consultants; and
•	$0.3 million increase in share-based compensation expense allocated to us by RSL and costs billed under the Services Agreements.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $0.3 million for the year ended March 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

In October 2018, we completed our IPO, in which we sold 10,297,813 common shares, including 297,813 common shares pursuant to the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were approximately $132.9 million, after deducting $10.1 million in underwriting discounts and commissions and $1.2 million in offering expenses.

In February 2019, we entered into a Loan Agreement with Hercules, as agent and lender in the amount of $100.0 million. A first tranche of $15.0 million was funded in February 2019, and the remaining $85.0 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones. As a result of the positive Phase 3 EMPOWUR data achieved in March 2019, one of the additional optional defined tranches of $30.0 million is currently accessible by us through September 30, 2019.

As of March 31, 2019, we had an accumulated deficit of $175.5 million and a cash and cash equivalents balance of $85.4 million, as compared to $64.2 million and $7.2 million, respectively, as of March 31, 2018. Prior to our IPO and the Loan Agreement with Hercules, all operations to date had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the years ended March 31, 2019 and 2018, we had a net loss of $111.3 million and $37.1 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	advance our Phase 3 trial of vibegron for the treatment of OAB in men with BPH;
•	advance our Phase 2a trial of vibegron for the treatment of abdominal pain due to IBS;
•	initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;

•	finish the EMPOWUR clinical trial and file the NDA for vibegron in adults with OAB;
•	expand our chemistry, manufacturing, and control and other manufacturing related activities;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;

•	service debt obligations and payment of interest associated with the Hercules Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 clinical trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash and cash equivalents, together with the $30.0 million tranche under the Hercules Loan Agreement, which is available through September 30, 2019, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report on Form 10-K. The availability of the $30.0 million tranche was subject to achievement of a clinical milestone, which was achieved with the positive top-line results from the Phase 3 EMPOWUR trial, among other conditions that were also met. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved. Adequate additional funding may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, URO-902 or any future product candidate, we expect to finance our cash needs through a combination of the remaining financing commitment available to us from the Hercules Loan Agreement, equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Our agreement with Hercules Capital, Inc. involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
Net cash used in operating activities	$(109,036)	$(34,086)
Net cash used in investing activities	$(593)	$(522)
Net cash provided by financing activities	$188,631	$37,035

Operating Activities

For the year ended March 31, 2019, $109.0 million of cash was used in operating activities. This was primarily attributable to a net loss of $111.3 million, an increase of $7.5 million in prepaid expenses and other current assets and a decrease of $1.5 million in amounts due to RSL. These amounts were partially offset by an increase of $6.7 million in accounts payable and accrued expenses, $3.4 million in share-based compensation expense from stock options and restricted stock units granted to employees, board members and consultants, and $0.6 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters.

For the year ended March 31, 2018, $34.1 million of cash was used in operating activities. This was primarily attributable to a net loss of $37.1 million and an increase of $5.2 million in prepaid expenses and other current assets. These amounts were partially offset by an increase of $4.4 million in accounts payable and accrued expenses, $0.4 million in share-based compensation expense from stock options granted to employees and consultants, $2.8 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and an increase of $0.6 million in amounts due to RSL based on the allocation of personnel expenses associated with the formation of our company, development of our product pipeline and corporate matters.

Investing Activities

For the year ended March 31, 2019, $0.6 million of cash was used in investing activities, all for the purchase of furniture and equipment.

For the year ended March 31, 2018, $0.5 million of cash was used in investing activities, all for the purchase of furniture and equipment.

Financing Activities

For the year ended March 31, 2019, cash provided by financing activities of $188.6 million was primarily attributable to the net proceeds of $132.9 million from our IPO, capital contributions from RSL of $41.6 million and net proceeds of $14.1 million from the debt financing with Hercules Capital, Inc.

For the year ended March 31, 2018, cash provided by financing activities of $37.0 million was attributable to capital contributions from RSL.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with vendors for services and products for operating purposes such as CROs for clinical trials, which are cancelable at any time by us, subject to payment of our remaining obligations under binding purchase orders and, in certain cases, nominal early termination fees, generally upon 30 days’ prior written notice. These payments are not included in the table of contractual obligations below.

The following table provides information with respect to our contractual obligations as of March 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt obligation, including interest and end of term charge	$18,723	$1,417	$17,306	$—	$—
Operating lease obligations	4,926	455	1,367	1,442	1,662
	$23,649	$1,872	$18,673	$1,442	$1,662

Long-Term Debt Obligation

Long-term debt obligation reflects our obligation to pay interest on the outstanding principal amount as of March 31, 2019 of $15.0 million under the Hercules Loan Agreement and to make periodic principal repayments, along with an end of term charge of 4.25% of the principal amount at maturity under the Hercules Loan Agreement. Our long-term debt obligation under the Hercules Loan Agreement bears interest at a prime-based variable rate with a floor of 10.15% per annum and maximum of 12.15% per annum. The related interest on the aggregate principal amounts outstanding to Hercules included in the above table was estimated using the interest rate in effect at March 31, 2019. See Note 5, “Long-term debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement.

Operating Lease Obligations

Operating lease obligations include future rent payments under two office leases in Irvine, California. The first lease was for 8,038 square feet of office space pursuant to a lease agreement that was set to expire in February 2020 but was terminated early in June 2019. The second lease is for 21,489 square feet of office space pursuant to a lease agreement which commenced in June 2019 and expires in May 2026, with the option to extend the lease term for an additional five years. The minimum lease payments included in the table above do not include any related common area maintenance charges or real estate taxes. In addition, the operating lease obligations included in the table above do not include potential rent payments during the optional lease renewal term.

In June 2019, we entered into a sublease agreement with our affiliate, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The lease has scheduled rent increases each year. The total future minimum lease payments under this sublease agreement are not included in the table above but are approximately $0.6 million.

License and Collaboration Agreements

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan and certain other Asian territories, pursuant to our license agreement with Merck Sharp & Dohme Corp., or Merck, which we entered into in February 2017. Pursuant to this agreement, we made an upfront payment of $25.0 million to Merck during the year ended March 31, 2017. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the agreement. We cannot, at this time, estimate the timing or likelihood of achieving these milestones or generating future product sales which result in royalty payments to be made under this agreement. Therefore, such payments are not included in the table above. See Note 3, “License agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our license agreement with Merck.

In June 2017, we entered into an intellectual property purchase agreement with RSG, a wholly owned subsidiary of our parent company, RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under our license agreement with Merck, solely as it relates to any of our rights or obligations in China, to RSG. In connection with this assignment, we also entered into a separate collaboration agreement with RSG in June 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories. See Note 6, “Related party transactions,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Vibegron is also being developed by Kyorin Pharmaceutical Co., Ltd., or Kyorin, for the treatment of OAB in Japan and certain other Asian territories. We entered into a collaboration agreement with Kyorin in August 2017. Pursuant to this agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. The remaining obligations under this agreement will be due upon the achievement of certain regulatory milestones by Kyorin in Japan and us in the United States, subject to certain conditions. In September 2018, Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. We cannot, at this time, estimate the timing or likelihood of achieving the milestones under this agreement. Therefore, such payments are not included in the table above. See Note 10, “Commitments and contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our collaboration agreement with Kyorin.

We received an exclusive license to develop, manufacture and commercialize URO-902 worldwide, pursuant to our license agreement with Ion Channel Innovations, LLC, or ICI, which we entered into in August 2018. Pursuant to this agreement, we made an upfront payment of $0.25 million to ICI during the year ended March 31, 2019. Additionally, we agreed to pay ICI up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestone events and up to an aggregate of $60.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay ICI tiered royalties in the mid-to-high single digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to certain reductions. We cannot, at this time, estimate the timing or likelihood of achieving these milestones or generating future product sales which result in royalty payments to be made under this agreement. Therefore, such payments are not included in the table above. See Note 3, “License agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our license agreement with ICI.

Supply Agreement

As of March 31, 2019, under our enzyme supply agreement, we could be required to make minimum purchase commitments of up to $3.75 million and a milestone payment of $0.5 million. We are unable to estimate the timing or likelihood of the payments under this agreement as the financial commitment is subject to the first regulatory approval of vibegron in any of the United States, Europe or Canada. See Note 10, “Commitments and contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our enzyme supply agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under this act, an emerging growth company can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We will remain an emerging growth company until the earlier of (1) the date (a) March 31, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under our Services Agreements, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

Share-Based Compensation

We recognize share-based compensation expense related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model.

We recognize share-based compensation expense related to stock options granted to non-employees issued in exchange for services based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model; however, the fair value of the stock options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or a reduction in previously recognized expense, respectively, during the period the related services are rendered.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of share-based awards. These assumptions include:

Expected term.    Our expected term represents the period that the share-based awards are expected to be outstanding. Since we have limited option exercise history, we have generally elected to estimate the expected life of an award based upon the SEC approved “simplified method” (based on the mid-point between the vesting date and the end of the contractual term) noted under the provisions of Staff Accounting Bulletin, or SAB, No. 107 with the continued use of this method extended under the provisions of SAB No. 110. For share-based awards granted to non-employees, the expected term represents the contractual term of the award.

Expected volatility.    Because we do not have an extended trading history for our common shares, the expected volatility was estimated using weighted-average measures of implied volatility and the historical volatility of our peer group of companies for a period equal to the expected life of the stock options. Our peer group of publicly traded biopharmaceutical companies was chosen based on our similar size, stage in the life cycle or area of specialty.

Risk-free interest rate.    The risk-free interest rate is based on the rates paid on securities issued by the United States Treasury with a term approximating the expected life of the stock options.

Expected dividend.    We have never paid, and do not anticipate paying, cash dividends on our common shares. Therefore, the expected dividend yield was assumed to be zero.

In addition to the Black-Scholes option-pricing model assumptions, we adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, on April 1, 2017 and as a result, have made an entity-wide accounting policy election to account for pre-vesting award forfeitures when they occur.

As part of the valuation of share-based compensation under the Black-Scholes option-pricing model, it is necessary for us to estimate the fair value of our common shares. Prior to our initial public offering, we were required to periodically estimate the fair value of our common shares when issuing options and in computing our estimated share-based compensation expense. Given the absence of a public trading market prior to the completion our initial public offering, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine our best estimate of the fair value of our common shares. The estimation of the fair value of the common shares considered factors including the following: the estimated present value of our future cash flows; our business, financial condition and results of operations; our forecasted operating performance; the illiquid nature of our common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. In connection with our initial public offering, we reassessed the fair value of our options. Subsequent to our initial public offering, the estimated fair value of share-based payment awards has been determined as indicated in the preceding paragraphs.

Research and Development Expense

Research and development costs are expensed as incurred. Clinical trial costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred, however our understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of subject enrollment may vary from estimates and could result in reporting amounts that are higher or lower than incurred in any particular period. The estimate of accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset. Research and development costs are charged to expense when incurred and primarily consist of the intellectual property and research and development materials acquired and expenses from third parties who conduct research and development activities on our behalf.

We have evaluated the in-license agreements of vibegron from Merck and URO-902 from ICI based on the applicable guidance in ASC No. 805, Business Combinations, and have determined that the in-process research and development, or IPR&D, assets licensed did not meet the definition of a business and thus the transactions were not considered a business combination. We then evaluated, pursuant to ASC 730, Research and Development, whether the IPR&D assets had an alternative future use and concluded they did not. As a result, we recorded the upfront license payment of $25.0 million under the Merck agreement and $0.25 million upfront license payment under the ICI agreement as research and development expense upon entry into the license agreements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2019 and 2018, we did not have any significant uncertain tax positions.

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and the expected impact on our audited consolidated financial statements, see Note 2, “Summary of significant accounting policies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data.

All consolidated financial statements and schedules required to be filed hereunder are listed in the Index to Consolidated Financial Statements and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Urovant Sciences Ltd. have been detected.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We intend to file a definitive proxy statement for our 2019 Annual General Meeting of Shareholders, or the 2019 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2019 Proxy Statement under the captions “Election of Directors,” “Information Regarding Board of Directors and Corporate Governance,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct, that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website located at www.urovant.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website within 4 business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this item will be contained in our 2019 Proxy Statement under the captions “Information Regarding Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our 2019 Proxy Statement under the captions “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to set Auditor Remuneration” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements. Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:

(2)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the required information is included in the audited consolidated financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number		Incorporated by Reference				Filed
	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Amended and Restated Bye-laws.	S-1	333-226169	3.3	7/13/18

4.1	Warrant Agreement, dated February 20, 2019, issued to Hercules Capital, Inc.	8-K	001-38667	4.1	2/22/19

4.2	Description of Securities.					X

10.1*	License Agreement, dated February 3, 2017, by and between Urovant Sciences GmbH and Merck Sharp & Dohme Corp., as amended on April 27, 2017 and March 19, 2018.	S-1/A	333-226169	10.1	9/10/18

10.2*	Collaboration Agreement, dated as of August 24, 2017, by and between Urovant Sciences GmbH and Kyorin Pharmaceutical Co., Ltd.	S-1/A	333-226169	10.2	9/10/18

10.3*	China IP Purchase Agreement, effective as of June 12, 2017, by and between Urovant Sciences GmbH and Roivant Sciences GmbH, as amended on May 22, 2018.	S-1	333-226169	10.3	7/13/18

10.4*	Collaboration Agreement, dated June 1, 2018, by and between Urovant Sciences GmbH and Roivant Sciences GmbH.	S-1	333-226169	10.4	7/13/18

10.5*	Enzyme Supply Agreement, effective as of September 1, 2017, by and between Urovant Sciences GmbH and Codexis, Inc.	S-1/A	333-226169	10.5	9/10/18

10.6	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences, Inc., Urovant Sciences GmbH, Urovant Sciences, Inc. and the Registrant.	S-1	333-226169	10.6	7/13/18

10.7	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences GmbH and Urovant Sciences GmbH.	S-1	333-226169	10.7	7/13/18

10.8	Information Sharing and Cooperation Agreement, dated as of July 9, 2018, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-226169	10.8	7/13/18

10.9	Registration Rights Agreement, dated as of July 7, 2018, by and between Roivant Sciences Ltd. and the Registrant.	S-1	333-226169	10.9	7/13/18

10.10*	Data Sharing Agreement, effective as of May 22, 2018, by and between Urovant Sciences GmbH and Datavant, Inc.	S-1	333-226169	10.10	7/13/18

10.11*	License Agreement, dated August 24, 2018, by and between Urovant Sciences GmbH and Ion Channel Innovations, LLC.	S-1/A	333-226169	10.11	8/30/18

10.12+	Form of Indemnification Agreement with directors and executive officers.	S-1/A	333-226169	10.12	8/30/18

10.13+	2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.13	9/17/18

10.14+	Forms of Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.14	9/17/18

10.15+	Form of Early Exercise Stock Purchase Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.15	9/17/18

10.16+	Employment Agreement, dated September 14, 2017, by and between Keith A. Katkin and Urovant Sciences, Inc.	S-1/A	333-226169	10.16	8/30/18

10.17+	Employment Agreement, dated September 13, 2018, by and between Christine G. Ocampo and Urovant Sciences, Inc.	S-1/A	333-226169	10.17	9/17/18

10.18+	Employment Agreement, dated September 13, 2018, by and between Nori Ebersole and Urovant Sciences, Inc.	S-1/A	333-226169	10.18	9/17/18

10.19+	Employment Agreement, dated September 13, 2018, by and between Cornelia Haag-Molkenteller, M.D., Ph.D. and Urovant Sciences, Inc.	S-1/A	333-226169	10.19	9/17/18

10.20+	Employment Agreement, dated September 13, 2018, by and between Michael McFadden and Urovant Sciences, Inc.	S-1/A	333-226169	10.20	9/17/18

10.21+	Employment Agreement, dated September 13, 2018, by and between Bryan E. Smith and Urovant Sciences, Inc.	S-1/A	333-226169	10.21	9/17/18

10.22+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan, as amended and restated.	10-Q	001-38667	10.1	2/13/19

10.23	Loan and Security Agreement, dated February 20, 2019, by and among Hercules Capital, Inc., Urovant Sciences Ltd., Urovant Holdings Limited, Urovant Sciences GmbH and Urovant Sciences, Inc.					X

10.24	Unconditional Secured Guaranty, dated February 20, 2019, by and between Hercules Capital, Inc. and Urovant Sciences, Inc.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
**

These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: June 14, 2019	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith A. Katkin and Christine G. Ocampo, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Urovant Sciences Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith A. Katkin	Principal Executive Officer and Director	June 14, 2019
Keith A. Katkin

/s/ Christine G. Ocampo	Principal Financial and Accounting Officer (Urovant’s authorized representative in the United States)	June 14, 2019
Christine G. Ocampo

/s/ Myrtle S. Potter	Director	June 14, 2019
Myrtle S. Potter

/s/ Sef P. Kurstjens	Director	June 14, 2019
Sef P. Kurstjens, M.D., Ph.D.

/s/ Pierre Legault	Director	June 14, 2019
Pierre Legault

/s/ James Robinson	Director	June 14, 2019
James Robinson

/s/ Frank M. Torti	Director	June 14, 2019
Frank M. Torti, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Urovant Sciences Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urovant Sciences Ltd. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Irvine, California

June 14, 2019

UROVANT SCIENCES LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$85,353	$7,194
Restricted cash	243	—
Prepaid expenses and other current assets	12,914	5,196
Total current assets	98,510	12,390
Furniture and equipment, net	923	510
Restricted cash, net of current portion	600	—
Other assets	88	84
Total assets	$100,121	$12,984
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,925	$833
Accrued expenses	9,877	3,595
Due to Roivant Sciences Ltd.	15	1,482
Total current liabilities	11,817	5,910
Long-term debt	13,534	—
Total liabilities	25,351	5,910
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,322,911 and 20,025,098 issued and outstanding at March 31, 2019 and 2018, respectively	1	1
Common shares subscribed	(1)	(1)
Shareholder receivable	—	(1,310)
Accumulated other comprehensive income	269	7
Additional paid-in capital	250,032	72,562
Accumulated deficit	(175,531)	(64,185)
Total shareholders' equity	74,770	7,074
Total liabilities and shareholders' equity	$100,121	$12,984

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended March 31,
	2019	2018
Operating expenses:
Research and development(1)	$92,198	$32,359
General and administrative(2)	18,585	4,640
Total operating expenses	110,783	36,999
Other income (expense):
Interest expense, net	(259)	—
Other expense	(257)	(38)
Loss before provision for income taxes	(111,299)	(37,037)
Provision for income taxes	47	37
Net loss	$(111,346)	$(37,074)
Net loss per common share—basic and diluted	$(4.43)	$(2.16)
Weighted average common shares outstanding—basic and diluted	25,145,211	17,124,659

(1)	Includes $2,251 and $7,713 of costs allocated from Roivant Sciences Ltd. during the years ended March 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 9).
(2)	Includes $1,692 and $1,377 of costs allocated from Roivant Sciences Ltd. during the years ended March 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended March 31,
	2019	2018
Net loss	$(111,346)	$(37,074)
Other comprehensive income (loss):
Foreign currency translation adjustment	262	32
Total other comprehensive income	262	32
Comprehensive loss	$(111,084)	$(37,042)

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2017	2,670,013	$—	$—	$—	$31,046	$(27,111)	$(25)	$3,910
Capital contributions	—	—	—	(1,310)	38,345	—	—	37,035
Issuance of common shares to Roivant Sciences Ltd.	17,355,085	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	416	—	—	416
Capital contribution - share-based compensation expense	—	—	—	—	2,755	—	—	2,755
Foreign currency translation adjustment	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	(37,074)	—	(37,074)
Balance at March 31, 2018	20,025,098	1	(1)	(1,310)	72,562	(64,185)	7	7,074
Capital contributions	—	—	—	1,310	40,321	—	—	41,631
Share-based compensation expense	—	—	—	—	3,398	—	—	3,398
Capital contribution - share-based compensation expense	—	—	—	—	580	—	—	580
Issuance of common shares in initial public offering, net of commissions and offering costs of $11.3 million	10,297,813	—	—	—	132,931	—	—	132,931
Warrants issued with long-term debt	—	—	—	—	240	—	—	240
Foreign currency translation adjustment	—	—	—	—	—	—	262	262
Net loss	—	—	—	—	—	(111,346)	—	(111,346)
Balance at March 31, 2019	30,322,911	$1	$(1)	$—	$250,032	$(175,531)	$269	$74,770

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(111,346)	$(37,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	12
Share-based compensation expense	3,978	3,171
Amortization of debt discount and issuance costs	92	—
Unrealized foreign currency translation adjustment	262	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,462)	(5,187)
Other assets	(4)	(84)
Due to Roivant Sciences Ltd.	(1,467)	640
Accounts payable	1,092	817
Accrued expenses	5,639	3,587
Net cash used in operating activities	(109,036)	(34,086)
Cash flows from investing activities:
Purchases of furniture and equipment	(593)	(522)
Net cash used in investing activities	(593)	(522)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	41,631	37,035
Proceeds from issuance of common shares in initial public offering, net of offering costs	132,931	—
Cash proceeds from debt financing, net of financing costs	14,069	—
Net cash provided by financing activities	188,631	37,035
Net change in cash, cash equivalents and restricted cash	79,002	2,427
Cash, cash equivalents and restricted cash—beginning of year	7,194	4,767
Cash, cash equivalents and restricted cash—end of year	$86,196	$7,194
Non-cash financing activities:
Shareholder receivable for the sale of intellectual property rights in China recorded as a deemed capital contribution (see Note 6[B])	$—	$1,310
Warrants issued with long-term debt	$240	$—
Deferred financing costs included in accounts payable and accrued expenses	$387	$—
Supplemental disclosure of cash paid:
Income taxes	$178	$20
Interest	$169	$—

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder, or OAB. The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902 (formerly known as hMaxi-K), is a novel gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. In November 2016, the Company incorporated as its wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland, (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America, and in March 2019 incorporated as its wholly owned subsidiaries (4) Urovant Treasury Holding, Inc. (“UTH”), a Delaware corporation based in the United States of America, and (5) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash and cash equivalents, together with the financing commitment currently available to be drawn down by the Company of $30 million from Hercules Capital, Inc. (see Note 5), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its’ spend, and that the Company could use its available capital resources sooner than currently expected. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch vibegron or URO-902. Accordingly, the Company will seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Hercules Capital, Inc. involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The Company’s future operations are highly dependent on a combination of factors, including (1) the success of its research and development programs; (2) the timely and successful completion of any additional financing; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) regulatory approval and market acceptance of vibegron, URO-902 or any future product candidate.

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of USL and UHL, USG, USI, UTH, and UST, USL’s wholly owned subsidiaries. USL has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On September 11, 2018, the Company’s board of directors approved a 1-for-3.7453 reverse share split of the Company’s authorized and issued and outstanding common shares. The reverse share split increased par value to $0.000037453. The reverse split became effective on September 13, 2018. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse share split for all periods presented.

[B] Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses and compensation expense allocated to the Company under its services agreements with RSI and RSG, as well as share-based compensation, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

[C] Risks and uncertainties:

The Company is subject to risks common to early stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, third-party service providers such as contract research organizations and contract manufacturing organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

[D] Cash, cash equivalents and restricted cash:

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain liquidity and preservation of capital. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and an irrevocable standby letter of credit connected to an office lease entered into in November 2018 with an expiration date in 2026 (see Note 10). Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letter of credit.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the consolidated balance sheets. Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$85,353	$7,194
Restricted cash	843	—
Cash, cash equivalents and restricted cash	$86,196	$7,194

[E] Property and equipment:

Property and equipment, consisting of computers, equipment, furniture and fixtures and leasehold improvements, is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated results of operations. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of three to seven years, once the asset is installed and placed in service. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter.

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets.

[F] Deferred offering costs:

Deferred offering costs consist of qualified legal, accounting, and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s capital stock. These costs are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. The Company’s initial public offering costs were reclassified to additional paid-in capital upon the closing of the Company’s initial public offering on October 1, 2018.

[G] Debt issuance costs and debt discount:

Debt issuance costs include the costs of debt financings undertaken by the Company, including legal fees, accounting fees, and other direct costs of the financing. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method. Further, debt discounts created as a result of the allocation of proceeds received from a debt issuance to warrants issued in conjunction with the debt issuance are amortized to interest expense under the effective interest method over the life of the recognized debt liability.

[H] Financial instruments:

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent the valuation is based on models or inputs that are less observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments consist of cash, cash equivalents consisting of money market accounts, restricted cash, accounts payable, accrued expenses, amounts due to and from RSL and long-term debt. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. The remaining financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

[I] Contingencies:

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

[J] Research and development expense:

Research and development costs are expensed as incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset. Research and development expenses primarily consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for research and development personnel, expenses from third parties who conduct research and development activities on behalf of the Company, the intellectual property and research and development materials acquired from Merck and ICI (see Note 3) and certain costs charged by RSI and RSG under their services agreements with the Company (see Note 6[A]). The estimated costs of research and development activities conducted by third-party service providers, which primarily include the conduct of clinical trials and contract manufacturing activities, are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred, however the Company’s understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of subject enrollment may vary from estimates and could result in reporting amounts that are higher or lower than incurred in any particular period. The estimate of accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.

[K] Leases:

At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line rent expense over the lease term.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.

[L] Income taxes:

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

[M] Share-based compensation:

The Company recognizes share-based compensation expense related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, the Company determines the fair value of awards as of the grant date using a Monte Carlo simulation model.

The Company recognizes share-based compensation expense related to stock options granted to non-employees issued in exchange for services based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model; however, the fair value of the stock options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or a reduction in previously recognized expense, respectively, during the period the related services are rendered.

The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of share-based awards. These assumptions include:

Expected term.    The Company’s expected term represents the period that the share-based awards are expected to be outstanding. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission (“SEC”) approved “simplified method” (based on the mid-point between the vesting date and the end of the contractual term) noted under the provisions of Staff Accounting Bulletin (“SAB”) No. 107 with the continued use of this method extended under the provisions of SAB No. 110. For share-based awards granted to non-employees, the expected term represents the contractual term of the award.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Expected volatility.    Because the Company does not have an extended trading history for its common shares, the expected volatility was estimated using weighted-average measures of implied volatility and the historical volatility of its peer group of companies for a period equal to the expected life of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-free interest rate.    The risk-free interest rate is based on the rates paid on securities issued by the United States Treasury with a term approximating the expected life of the stock options.

Expected dividend.    The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.

In addition to the Black-Scholes option-pricing model assumptions, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU No. 2016-09”) on April 1, 2017 and as a result, has made an entity-wide accounting policy election to account for pre-vesting award forfeitures when they occur. The impact of this adoption was immaterial and has been reflected in the Company’s consolidated statement of operations for the year ended March 31, 2018.

As part of the valuation of share-based compensation under the Black-Scholes option-pricing model, it is necessary for the Company to estimate the fair value of its common shares. Prior to the Company’s initial public offering, it was required to periodically estimate the fair value of its common shares when issuing options and in computing its estimated share-based compensation expense. Given the absence of a public trading market prior to the completion its initial public offering, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its common shares. The estimation of the fair value of the common shares considered factors including the following: the estimated present value of the Company’s future cash flows; the Company’s business, financial condition and results of operations; the Company’s forecasted operating performance; the illiquid nature of the Company’s common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. In connection with the Company’s initial public offering, the Company reassessed the fair value of its options. Subsequent to the Company’s initial public offering, the estimated fair value of share-based payment awards has been determined as indicated in the preceding paragraphs.

[N] Foreign currency:

The Company has operations in the United States, the United Kingdom and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and shareholders’ equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense) in the Company’s consolidated results of operations.

[O] Net loss per common share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholder by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

At March 31, 2019 and 2018, potentially dilutive securities were as follows:

	March 31,
	2019	2018
Options	4,058,866	1,737,838
Restricted stock units (unvested)	5,000	—
Warrants	33,259	—
Total	4,097,125	1,737,838

[P] Recently adopted accounting standards:

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. Entities must apply the guidance on a modified retrospective basis though a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2016-16 on April 1, 2018 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), (“ASU No. 2016-18”) which requires that restricted cash be added to cash and cash equivalents when reconciling the beginning and ending amounts on the consolidated statements of cash flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the consolidated balance sheets to reconcile those amounts to the consolidated statements of cash flows. ASU No. 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. Entities must apply the guidance retrospectively to each period presented. As a result, the Company added restricted cash to the ending amounts on the consolidated statements of cash flows for the year ended March 31, 2019.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted this ASU on April 1, 2018 and will apply the guidance to applicable transactions after the adoption date. The impact on the Company’s consolidated financial position, results of operations and related disclosures will depend on the facts and circumstances of any specific future transactions.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act, from accumulated other comprehensive (loss) income to retained earnings. ASU No. 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU No. 2018-02 on April 1, 2018 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB No. 118) (“ASU No. 2018-05”). ASU No. 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin (SAB) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was effective immediately. The SEC issued SAB No. 118 to address concerns about reporting entities’ ability to comply timely with the accounting requirements to recognize the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB No. 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As permitted by SAB No. 118, the Company recorded provisional amounts in the year ended March 31, 2018 and finalized its accounting for these provisional estimates based on guidance, interpretations and all available data in the year ended March 31, 2019. No material adjustments were made to the provisional amounts.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[Q] Recently issued accounting standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 will require lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt this standard as of April 1, 2019 using the optional modified retrospective transition method. Upon adoption, the Company intends to apply the transition package of practical expedients allowed by the standard and to transition to the standard by recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit. Comparative periods will not be restated. ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. The Company has implemented a process to identify its outstanding lease portfolio and is currently evaluating its outstanding leases to determine the financial impact the new standard will have on its corresponding consolidated financial statements. The Company expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s consolidated balance sheet, as well as the recognition of a corresponding lease liability. The Company plans to elect the following package of practical expedients when assessing the transition impact as the lessee as of April 1, 2019: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less will not be recorded on the consolidated balance sheet as the Company will recognize lease expense for these leases on a straight-line basis over the remaining lease term. The Company plans to elect to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company expects its future financial statement disclosures for its leasing arrangements will be expanded to present additional qualitative and quantitative details. While the consolidated balance sheet presentation is expected to change, the Company does not expect a material change to the consolidated statements of operations, comprehensive loss or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company will adopt this ASU effective April 1, 2019 and does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU No. 2018-09”), to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items of the amendments in ASU No. 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company will adopt this ASU effective April 1, 2019 and does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Note 3—License agreements

[A] Merck agreement:

On February 3, 2017, the Company’s wholly owned subsidiary, USG, entered into an exclusive license agreement with Merck for the development and commercialization of vibegron in exchange for the following consideration:

•	An initial one-time, non-refundable, non-creditable payment of $25.0 million;
•	Up to an aggregate of $44.0 million upon the achievement of certain regulatory milestones;
•	Up to an aggregate of $80.0 million upon the achievement of certain annual sales-based milestones; and
•

An escalating low double-digit royalty on annual net sales which may be reduced by a portion of royalty payments, and in certain cases other payments, made to third parties, as well as, on a country-by-country basis, if generic products achieve a certain market share. Our royalty obligations with respect to vibegron will end, on a country-by-country basis, on the latest of 15 years from first commercial sale or the expiration of marketing exclusivity or enforceable Merck patents.

The Territory for our exclusive license for vibegron is worldwide, except for Japan, Brunei, Cambodia, Hong Kong, Indonesia, Korea, Laos, Malaysia, Myanmar, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

For the consideration above, the Company also received a small quantity of inventory of vibegron, and certain research and development historical records. The Company did not hire, or receive, any Merck employees working on vibegron, or any research, clinical or manufacturing equipment. Additionally, the Company did not assume from Merck any contracts, licenses or agreements between Merck and any third party with respect to vibegron. The Company will need to develop independently all clinical processes and procedures for its clinical trials through the use of internal and external resources once appropriate and acceptable resources have been identified and obtained.

The Company evaluated the in-license agreement of vibegron from Merck based on the applicable guidance in ASC No. 805, Business Combinations, (“ASC No. 805”), and determined that the in-process research and development (“IPR&D”) asset licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC 730, Research and Development, (“ASC No. 730”),whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $25.0 million as research and development expense. There were no amounts due to or paid to Merck for the years ended March 31, 2019 and 2018.

[B] ICI agreement:

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The Company has evaluated the in-license agreement of URO-902 from ICI based on the applicable guidance in ASC No. 805 and has determined that the IPR&D asset licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC No. 730 whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $0.25 million as research and development expense in the accompanying consolidated statement of operations for the year ended March 31, 2019.

Note 4—Accrued expenses

Accrued expenses at March 31, 2019 and 2018 consist of the following (in thousands):

	March 31, 2019	March 31, 2018
Research and development expenses	$4,993	$2,482
General and administrative expenses	615	429
Bonuses and other compensation expenses	3,398	549
Professional services expenses	821	90
Other expenses	50	45
Total accrued expenses	$9,877	$3,595

Note 5—Long-term debt

On February 20, 2019, the Company and its subsidiaries, UHL, USG (collectively with the Company and UHL, the “Borrowers”) and USI (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender (the “Administrative Agent”) in the amount of $100 million (the “Term Loans”). A first tranche of $15 million, or net cash proceeds of $14.1 million, was funded upon execution of the Loan Agreement, and the remaining $85 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

The Term Loans bear a variable interest rate equal to the greater of (i) 10.15% or (ii) the lesser of (x) the prime rate as reported in The Wall Street Journal plus 4.65% and (y) 12.15%. The Company is obligated to make monthly payments of accrued interest for the first 12 months from closing (the “Interest-only Period”), followed by monthly installments of principal and interest through the maturity date. The Interest-only Period may be extended up to an aggregate of 24 months after closing if certain milestones are met. The Company’s obligations under the Hercules Loan Agreement are fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Hercules Loan Agreement are secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions.

The Term Loans mature 36 months from closing and include an option for the Loan Parties to extend the maturity date up to 18 months if certain defined milestones are met. The Loan Parties have the option to prepay the Terms Loans and the prepayment of the Term Loans will be subject to, in some circumstances, a prepayment charge equal to 2% in the first 12 months from closing, 1% in the second 12 months, and 0% thereafter. Upon repayment of the Term Loans, the Company will be obligated to pay an end of term charge in an amount equal to 4.25% of the amount of the Term Loans actually advanced.

The Hercules Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The agreement also contains a minimum cash covenant that requires the Loan Parties to hold certain minimum cash balances in the event that either certain milestones are not achieved or the market capitalization of the Company is below a certain threshold for certain periods of time. Such minimum cash covenant ceases to apply if the Company achieves certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and the Administrative Agent may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Hercules Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Hercules Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants under the Hercules Loan Agreement as of March 31, 2019.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

In connection with each funding of the Term Loans, the Company is required to issue to the Administrative Agent a warrant (the “Warrants”) to purchase a number of the Company’s common shares equal to 2% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding (or for the first and second tranches only at the lower of (i) $9.02 per share or (ii) the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding). The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of common shares for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

In connection with the first tranche of the Term Loans, the Company issued a Warrant to the Administrative Agent, exercisable for an aggregate of 33,259 of the Company’s common shares at an exercise price of $9.02 per share. The Company accounted for the Warrant as an equity instrument since it was indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrant related to the first tranche funding was approximately $0.2 million and was treated as a discount to the Term Loan. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loan. The Company estimated the fair value of the Warrant using the Black-Scholes option-pricing model based on the following key assumptions:

Tranche 1
Exercise price	$9.02
Common share price on date of issuance	$10.50
Expected volatility	69.6%
Contractual term, in years	7.00
Risk-free interest rate	2.55%
Expected dividend yield	—%

The Company issued the first tranche of the Term Loan at a discount of $1.8 million, including the proceeds allocated to the related Warrant, and incurred financing costs of $0.4 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s consolidated balance sheet. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s consolidated statement of operations. During the year ended March 31, 2019, interest expense included $0.1 million of amortized debt discount and issuance costs related to the Term Loan.

Outstanding debt obligations to Hercules Capital, Inc. are as follows (in thousands):

March 31, 2019
Principal amount	$15,000
End of term charge	638
Less: unamortized debt discount and issuance costs	(2,104)
Loan payable less unamortized debt discount and issuance costs	13,534
Less: current maturities	—
Long-term debt, net of unamortized debt discount and issuance costs	$13,534

Annual maturities of long-term debt outstanding, excluding interest and the end of term charge, as of March 31, 2019 are as follows (in thousands):

Years Ending March 31,
2020	$—
2021	7,101
2022	7,899
Total	$15,000

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Note 6—Related party transactions

[A] Services agreements:

In May 2017, the Company entered into a services agreement with RSI effective January 17, 2017, as amended and restated on July 9, 2018, under which RSI agreed to provide certain administrative and research and development services to the Company during its formative period. Under this services agreement, the Company will pay or reimburse RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined markup. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost.  The consolidated financial statements also include third-party expenses that have been paid by RSI and RSL since the inception of the Company.

During the years ended March 31, 2019 and 2018, RSL and RSI provided certain administrative and research and development services on behalf of the Company. Total compensation expense, inclusive of base salary, fringe benefits and share-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. A significant component of total compensation expense allocated back to the Company relates to the RSL common share awards and RSL options issued by RSL to RSL and RSI employees. The term of the RSI services agreement will continue until terminated upon 90 days’ written notice by RSI or by either USI or USG with respect to the services either such party receives thereunder.

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

Under the RSI and RSG services agreements, for the years ended March 31, 2019 and 2018, the Company incurred expenses of $3.4 million and $6.3 million, respectively, inclusive of the mark-up. Based upon the service performed under the services agreements, amounts included in research and development expenses totaled $2.2 million and $5.2 million, and amounts included in general and administrative expenses totaled $1.2 million and $1.1 million during the years ended March 31, 2019 and 2018, respectively.

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

The consideration for the assignment of the rights to China under the Merck license agreement was $1.8 million plus applicable Swiss VAT and was determined based on an independent third-party valuation. Since the IPR&D asset acquired from Merck was expensed during the year ended March 31, 2017, the carrying value of the intellectual property rights transferred to RSG was $0. Since the assignment of such intellectual property rights from USG to RSG were between entities under common control with no carrying value, the Company accounted for the consideration of $1.8 million as a deemed capital contribution from its parent, RSL.  In July 2017, the Company received payment of $0.5 million under such agreement and the remaining consideration due of $1.3 million was classified within equity as a shareholder receivable in the accompanying consolidated balance sheet as of March 31, 2018. The remaining consideration of $1.3 million was received in October 2018.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

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

Note 7—Shareholders’ equity

[A] Overview:

The Company’s Memorandum of Association, filed on January 27, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2019, the Company had 267,001,308 shares authorized with a par value of $0.000037453 per share.

[B] Transactions:

Initial public offering

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Capital contributions

For the years ended March 31, 2019 and 2018, RSL made cash capital contributions of $40.3 million and $36.5 million, respectively. No additional common shares of the Company were issued in connection with these capital contributions as RSL owned 100% of the shares issued and outstanding.

In connection with the China intellectual property purchase agreement with RSG, USG assigned all of its rights, titles, claims and interests in and to all intellectual property rights under the Merck license agreement, solely as it relates to USG’s rights and obligations in China to RSG for cash consideration of $1.8 million of which $0.5 million was received during the year ended March 31, 2018 and the remaining $1.3 million during the year ended March 31, 2019. As RSG and USG are under common control, the consideration of $1.8 million was recorded as a capital contribution from the Company’s parent, RSL (see Note 6[B]).

Share issuance

On June 1, 2017, upon approval of the Board of Directors, the Company issued an additional 17,355,085 shares for consideration of $650 or par value of $0.000037453 to RSL, increasing the total number of issued and outstanding shares to 20,025,098 as of March 31, 2018.

Note 8—Income taxes

The loss before income taxes and the related tax provision are as follows (in thousands):

	Year Ended March 31,
	2019	2018
Loss before income taxes:
United States	$(1,437)	$(159)
Switzerland	(107,905)	(36,805)
Bermuda	(1,924)	(81)
Other(1)	(33)	8
Total loss before income taxes	$(111,299)	$(37,037)
Current taxes:
United States	$42	$36
Switzerland	—	—
Bermuda	—	—
Other(1)	5	1
Total current tax expense	47	37
Deferred taxes:
United States	—	—
Switzerland	—	—
Bermuda	—	—
Other(1)	—	—
Total deferred tax expense	—	—
Total income tax provision	$47	$37
(1)	Primarily United States state and United Kingdom activity.

As of March 31, 2019 and 2018, the Company had an aggregate income tax receivable (payable) of $$0.1 million and $(0.02 million), respectively, from/to various federal, state, and local jurisdictions which is included in prepaid expenses and other current assets and accrued expenses in the accompanying consolidated balance sheets, respectively.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

A reconciliation of income tax provision computed at the Bermuda statutory rate to income tax provision reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended March 31,
	2019		2018
Income tax provision at Bermuda statutory rate	$—	—%	$—	—%
Foreign rate differential(2)	(18,720)	16.82	(4,177)	11.28
Tax reform	—	—	39	(0.11)
Other	22	(0.02)	—	—
Valuation allowance	18,745	(16.84)	4,175	(11.27)
Total income tax provision	$47	(0.04)%	$37	(0.10)%
(2)

Mainly related to current tax on United States operations including permanent and temporary differences (e.g. research and development credits, etc.) as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

The Company’s effective tax rate for the years ended March 31, 2019 and 2018 was (0.04)% and (0.10)%, respectively, driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2019 and 2018 are as follows (in thousands):

	March 31, 2019	March 31, 2018
Deferred tax assets:
Research tax credits	$4,081	$528
Intangibles	3,041	2,685
Net operating losses	18,052	3,745
Share-based compensation	805	87
Other	5	106
Subtotal	25,984	7,151
Valuation allowance	(25,773)	(7,044)
Deferred tax liabilities:
Depreciation	(155)	(107)
Other	(56)	—
Total deferred tax assets	$—	$—

The Company has net operating losses in Switzerland and the United Kingdom in the amount of $136.0 million and $1.9 million, respectively. The net operating losses in Switzerland will begin to expire in fiscal year 2024. The net operating losses in the United Kingdom can be carried forward indefinitely with an annual usage limitation. As of March 31, 2019, the Company has research and development credit carryforwards in the United States in the amount of $4.1 million which will begin to expire in fiscal year 2037.

The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $25.8 million and $7.0 million as of March 31, 2019 and 2018, respectively, representing the portion of the net deferred tax assets that is not more likely than not to be realized. During the years ended March 31, 2019 and 2018, the Company recorded an increase to its valuation allowance of $18.7 million and $4.1 million, respectively. The amount of the net deferred tax assets considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each consolidated balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

There are outside basis differences related to our investment in subsidiaries for which no deferred taxes have been recorded as these would not be subject to tax on repatriation as Bermuda has no tax regime for Bermuda exempted limited companies, and the United Kingdom tax regime relating to company distributions generally provides for exemption from tax for most overseas profits, subject to certain exceptions.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and United States federal, state, and local jurisdictions. The Company is subject to tax examinations for fiscal year 2016 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no uncertain tax benefits recorded as of March 31, 2019 and 2018.

Note 9—Share-based compensation

Equity Incentive Plan:

On June 1, 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”), under which 2,002,509 common shares are reserved for grant.  On June 15, 2018, the Board of Directors approved an increase in the common shares reserved for grant under the 2017 Plan of 1,068,006 common shares. The 2017 Plan was approved by the Company’s shareholders in September 2018. In connection with the Company’s initial public offering, the 2017 Plan was amended effective upon the execution of the underwriting agreement related to the offering.  All references herein to the Company’s 2017 Plan will be deemed to refer to the 2017 Plan, as amended and restated, unless context otherwise requires.

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

At March 31, 2019, a total of 219,565 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

Year Ended March 31,
	2019	2018
Risk-free interest rate	2.53% - 3.06%	2.01% - 2.76%
Expected term, in years	6.00 - 6.25	6.25 - 10.00
Expected volatility	65.6% - 68.4%	68.5% - 72.2%
Expected dividend yield	—%	—%

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through March 31, 2019 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	1,737,838	$3.84	$2.46	9.58	$—
Granted	2,329,038	$7.79	$4.98
Forfeited	(8,010)	$6.33	$5.72
Options outstanding at March 31, 2019	4,058,866	$6.10	$3.90	9.13	$16,854
Options exercisable at March 31, 2019	622,017	$3.85	$2.47	8.59	$4,105

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted market price of the Company’s common shares at March 31, 2019. At March 31, 2019, there were 622,017 vested or exercisable options outstanding. During the year ended March 31, 2019, the Company granted options to purchase 2,329,038 common shares to certain employees and directors of the Company with a weighted-average exercise price and grant date fair value per share of $7.79 and $4.98, respectively, under the 2017 Plan.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through March 31, 2019 is as follows:

Number of Shares
Unvested balance at March 31, 2018	—
Granted	5,000
Unvested balance at March 31, 2019	5,000

The weighted average grant-date fair value of RSUs granted during the year ended March 31, 2019 was $7.84 per unit.

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Year Ended March 31,
	2019	2018
Share-based compensation recognized as:
Research and development	$1,296	$2,477
General and administrative	2,682	694
Total	$3,978	$3,171

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 9[B].

Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.

For the years ended March 31, 2019 and 2018, the Company recorded share-based compensation expense related to stock options and restricted stock units issued to employees, directors and consultants of $3.4 million and $0.4 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $13.1 million at March 31, 2019 and is expected to be recognized over a weighted-average period of 3.21 years.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[B] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0.6 million and $2.8 million for the years ended March 31, 2019 and 2018, respectively.

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

RSL RSUs:

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and liquidity condition, if both are achieved within the requisite service period. As of March 31, 2019, the performance condition had not been met and was deemed not probable of being met.

For the years ended March 31, 2019 and 2018, the Company recorded no share-based compensation expense related to the RSUs that were issued. At March 31, 2019, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

Note 10—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement (see Note 3[A]), the ICI license agreement (see Note 3[B]), the Codexis enzyme supply agreement (see Note 10[A]), the Kyorin information sharing collaboration agreement (see Note 10[B]) and the services agreements with RSI and RSG (see Note 6[A]).

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

The Company leased 8,038 square feet of office space located in Irvine, California, pursuant to an operating lease agreement that was set to expire in February of 2020.  This lease and all future obligations under this lease were terminated in June 2019 upon the commencement of the Company’s new office lease agreement below.

In November 2018, the Company entered into a lease agreement for 21,489 square feet of office space located in Irvine, California that expires seven years from the lease commencement date, with an option to terminate after five years. The lease has scheduled rent increases each year and the Company has the option to extend the lease term for an additional five years. The lease commenced in June 2019.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Approximate future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$455
2021	675
2022	692
2023	711
2024	731
Thereafter	1,662
Total minimum operating lease payments	$4,926

Rent expense for the years ended March 31, 2019 and 2018 was approximately $0.3 million and $0.1 million, respectively.

[A] Codexis:

On September 1, 2017, the Company entered into a supply agreement (the “Codexis Agreement”) with Codexis, Inc. (“Codexis”), pursuant to which Codexis agreed to supply its proprietary enzyme, currently used in the production of vibegron, to the Company on a non-exclusive basis. Pursuant to the Codexis Agreement, the Company agreed to purchase from Codexis all of the Company’s requirements for such enzyme for use in the clinical and commercial production of vibegron for the first six years after the first approved vibegron product in any of the United States, Europe or Canada. The Company could be required to make minimum purchase commitments of up to $3.75 million and a milestone payment of $0.5 million, subject to the first regulatory approval of vibegron in any of the United States, Europe or Canada. No milestone payments were made pursuant to this agreement during the years ended March 31, 2019 and 2018.

[B] Kyorin information sharing collaboration agreement:

On August 24, 2017, the Company entered into an information sharing collaboration agreement (the “Kyorin Agreement”) with Kyorin Pharmaceutical Co., Ltd. (“Kyorin”). Under the Kyorin Agreement, the Company and Kyorin have agreed to share with each other certain information, including clinical study reports, and have granted each other rights of reference to the others’ regulatory materials for the purposes of developing and commercializing vibegron in their respective territories. Additionally, Kyorin has agreed to share with the Company its statistical analysis system datasets and relevant sections of its trial master file. The Kyorin Agreement does not include any joint operating activities between the parties and is solely for the purpose of sharing certain information and granting each other rights of reference to regulatory materials as it relates to vibegron.

Pursuant to this agreement, the Company’s maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018 and is included in research and development expense in the accompanying consolidated statement of operation. No payments were made pursuant to this agreement during the year ended March 31, 2019. The remaining obligations under this agreement will be due upon achievement of certain regulatory milestones by Kyorin in Japan and the Company in the United States, subject to certain conditions. Additionally, the Company has granted Kyorin a right of first review and negotiation if the Company acquires the Japanese rights to any urology asset(s), which right expires in 2027.

[C] Indemnities and guarantees:

The Company has made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under applicable laws. The duration of these indemnities varies and, in certain cases, is indefinite. These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Note 11—Subsequent events

[A] Operating lease – related party:

In June 2019, the Company entered into a sublease agreement with our affiliate, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The lease has scheduled rent increases each year.

Approximate future operating lease obligations under this lease agreement are as follows (in thousands):

Years Ending March 31,	Operating Lease
2020	$72
2021	88
2022	91
2023	93
2024	96
Thereafter	133
Total minimum operating lease payments	$573