Form 10-Q
period 2019-06-30
Urovant Sciences Ltd.
filed 2019-08-14
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the registrant had 30,340,432 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019	March 31, 2019
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$62,360	$85,353
Restricted cash	243	243
Prepaid expenses and other current assets	8,416	12,914
Total current assets	71,019	98,510
Furniture and equipment, net	1,203	923
Operating lease right-of-use assets	3,386	—
Restricted cash, net of current portion	623	600
Other assets	21	88
Total assets	$76,252	$100,121

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,971	$1,925
Accrued expenses	8,287	9,877
Due to Roivant Sciences Ltd.	97	15
Current portion of operating lease liabilities	92	—
Total current liabilities	11,447	11,817
Long-term debt	13,728	13,534
Operating lease liabilities, net of current portion	3,357	—
Total liabilities	28,532	25,351

Commitments and contingencies (Note 9)

Shareholders' equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,340,432 and 30,322,911 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	457	269
Additional paid-in capital	251,279	250,032
Accumulated deficit	(204,016)	(175,531)
Total shareholders' equity	47,720	74,770
Total liabilities and shareholders' equity	$76,252	$100,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development(1)	$22,014	$27,965
General and administrative(2)	5,465	3,504
Total operating expenses	27,479	31,469
Other income (expense):
Interest expense, net	(513)	—
Loss on disposal of furniture and equipment	(236)	—
Other income (expense)	(190)	229
Loss before provision for income taxes	(28,418)	(31,240)
Provision for income taxes	67	55
Net loss	$(28,485)	$(31,295)
Net loss per common share—basic and diluted	$(0.94)	$(1.56)
Weighted average common shares outstanding—basic and diluted	30,325,169	20,025,098

(1)	Includes $0 and $2,431 of costs allocated from Roivant Sciences Ltd. during the three months ended June 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).
(2)	Includes $60 and $893 of costs allocated from Roivant Sciences Ltd. during the three months ended June 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,
	2019	2018
Net loss	$(28,485)	$(31,295)
Other comprehensive income (loss):
Foreign currency translation adjustment	188	(220)
Total other comprehensive income (loss)	188	(220)
Comprehensive loss	$(28,297)	$(31,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income	Equity
Balance at March 31, 2019	30,322,911	$1	$(1)	$—	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Net loss	—	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	$1	$(1)	$—	$251,279	$(204,016)	$457	$47,720

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions	—	—	—	—	18,500	—	—	18,500
Share-based compensation expense	—	—	—	—	320	—	—	320
Capital contribution – share-based compensation expense	—	—	—	—	486	—	—	486
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	(220)
Net loss	—	—	—	—	—	(31,295)	—	(31,295)
Balance at June 30, 2018	20,025,098	$1	$(1)	$(1,310)	$91,868	$(95,480)	$(213)	$(5,135)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,485)	$(31,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	40
Share-based compensation expense	1,047	806
Amortization of debt discount and issuance costs	194	—
Amortization of operating lease right-of-use assets	63	—
Loss on disposal of furniture and equipment	236	—
Unrealized foreign currency translation adjustment	188	(220)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,498	(692)
Other assets	67	—
Due to Roivant Sciences Ltd.	19	1,194
Accounts payable	834	4,209
Accrued expenses	(1,220)	5,197
Net cash used in operating activities	(22,505)	(20,761)
Cash flows from investing activities:
Purchases of furniture and equipment	(278)	(115)
Net cash used in investing activities	(278)	(115)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	130	18,500
Proceeds from exercise of stock options	70	—
Debt financing costs paid	(387)	—
Initial public offering costs paid	—	(565)
Net cash (used in) provided by financing activities	(187)	17,935
Net change in cash, cash equivalents and restricted cash	(22,970)	(2,941)
Cash, cash equivalents and restricted cash—beginning of period	86,196	7,194
Cash, cash equivalents and restricted cash—end of period	$63,226	$4,253
Non-cash investing and financing activities:
Furniture and equipment included in accounts payable and accrued expenses	$229	$—
Furniture and equipment included in due to Roivant Sciences Ltd.	$63	$—
Unpaid initial public offering costs included in accounts payable	$—	$288
Supplemental disclosure of cash paid:
Income taxes	$—	$—
Interest	$385	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder, or OAB. The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902, is a gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. In November 2016, the Company incorporated as its wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland, (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America, and in March 2019 incorporated as its wholly owned subsidiaries (4) Urovant Treasury Holdings, Inc. (“UTH”), a Delaware corporation based in the United States of America, and (5) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash and cash equivalents, together with the financing commitment currently available to be drawn down by the Company, assuming no events of default, of $30 million from Hercules Capital, Inc. (see Note 4), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its’ spend, its ability to draw down the $30 million from Hercules Capital, Inc., and that the Company could use its available capital resources sooner than currently expected. These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch vibegron or URO-902. Accordingly, the Company will seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Hercules Capital, Inc. involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, operations would need to be scaled back or discontinued and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern.

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

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended June 30, 2019 and 2018 and the condensed consolidated statements of shareholders’ equity (deficit) for the three months ended June 30, 2019 and 2018 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2019.

The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020 or for any future period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of USL and UHL, USG, USI, UTH and UST, USL’s wholly owned subsidiaries. USL has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019 other than the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).

[B] Use of estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses and compensation expense allocated to the Company under its services agreements with RSI and RSG, as well as share-based compensation, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

[D] Cash, cash equivalents, and restricted cash:

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash without penalty. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain liquidity and preservation of capital. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit connected to its office leases (see Note 10). Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letters of credit.

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$62,360	$4,253
Restricted cash	866	—
Cash, cash equivalents and restricted cash	$63,226	$4,253

[E] Leases:

In accordance with ASU No. 2016-02, as adopted on April 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our condensed consolidated balance sheets.

Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for all its leases.

Prior to April 1, 2019, at the inception of a lease, the Company evaluated the lease agreement to determine whether the lease was an operating or capital lease. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term and recorded the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contained rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applied them in the determination of straight-line rent expense over the lease term.

[F] Net loss per common share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholder by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data.

At June 30, 2019 and 2018, potentially dilutive securities were as follows:

	June 30,
	2019	2018
Options	4,031,231	2,422,158
Restricted stock units (unvested)	5,000	—
Warrants	33,259	—
Total	4,069,490	2,422,158

[G] Recently adopted accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02 which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 requires lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. The Company adopted this standard on April 1, 2019 using the optional modified retrospective transition method and applied the transition package of practical expedients allowed by the standard. Comparative periods were not restated. Upon adoption, on April 1, 2019, the Company recorded a $0.2 million increase in operating lease right-of-use assets and a $0.2 million increase in operating lease liabilities. The adoption of the new standard did not materially impact the Company’s consolidated results of operations and cash flows and did not have an impact on the Company’s beginning accumulated deficit balance.

ASU No. 2016-02 provides a number of optional practical expedients in transition. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. For additional information regarding the Company’s leases, see Note 10.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”).  ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU No. 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Entities must apply the guidance retrospectively with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2018-07 on April 1, 2019 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU No. 2018-09”), to make changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain items of the amendments in ASU No. 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The adoption of ASU No. 2018-19 on April 1, 2019 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

[H] Recently issued accounting pronouncements:

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

Note 3—Accrued expenses

Accrued expenses at June 30, 2019 and March 31, 2019 consist of the following (in thousands):

	June 30, 2019	March 31, 2019
Research and development expenses	$6,921	$4,993
General and administrative expenses	331	615
Compensation-related expenses	729	3,398
Professional services expenses	282	821
Other expenses	24	50
Total accrued expenses	$8,287	$9,877

Note 4—Long-term debt

In February 2019, the Company and its subsidiaries, UHL, USG (collectively with the Company and UHL, the “Borrowers”) and USI (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., as agent and lender (the “Administrative Agent”) in the amount of $100 million (the “Term Loans”). A first tranche of $15 million, or net cash proceeds of $14.1 million, was funded upon execution of the Hercules Loan Agreement, and the remaining $85 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

The Term Loans bear a variable interest rate equal to the greater of (i) 10.15% or (ii) the lesser of (x) the prime rate as reported in The Wall Street Journal plus 4.65% and (y) 12.15%. The interest rate on the Term Loans was 10.15% at June 30, 2019. The Company is obligated to make monthly payments of accrued interest for the first 12 months from closing (the “Interest-only Period”), followed by monthly installments of principal and interest through the maturity date. Pursuant to the terms of the Hercules Loan Agreement, the end of the Interest-only Period has been extended from April 1, 2020 to October 1, 2020 as a result of the achievement of a clinical milestone. The Interest-only Period may be extended an additional six months to April 1, 2021 if certain milestones are met.

The Term Loans mature 36 months from closing and include an option for the Loan Parties to extend the maturity date up to 18 months if certain defined milestones are met. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date (as defined in the Hercules Loan Agreement) has been extended from March 1, 2022 to March 1, 2023 as a result of the achievement of a clinical milestone. The Loan Parties have the option to prepay the Terms Loans and the prepayment of the Term Loans will be subject to, in some circumstances, a prepayment charge equal to 2% in the first 12 months from closing, 1% in the second 12 months, and 0% thereafter. Upon repayment of the Term Loans, the Company will be obligated to pay an end of term charge in an amount equal to 4.25% of the amount of the Term Loans actually advanced.

The Company’s obligations under the Hercules Loan Agreement are fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Hercules Loan Agreement are secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions. The Hercules Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The agreement also contains a minimum cash covenant that requires the Loan Parties to hold certain minimum cash balances in the event that either certain milestones are not achieved or the market capitalization of the Company is below a certain threshold for certain periods of time. Such minimum cash covenant ceases to apply if the Company achieves certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and the Administrative Agent may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Hercules Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Hercules Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants under the Hercules Loan Agreement as of June 30, 2019.

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

The Company recorded the first tranche of the Term Loan at a discount of $1.8 million, including the proceeds allocated to the related Warrant, and incurred financing costs of $0.4 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s consolidated balance sheet. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statement of operations. During the three months ended June 30, 2019, interest expense included $0.2 million of amortized debt discount and issuance costs related to the Term Loan.

Outstanding debt obligations to Hercules Capital, Inc. are as follows (in thousands):

June 30, 2019
Principal amount	$15,000
End of term charge	638
Less: unamortized debt discount and issuance costs	(1,910)
Loan payable less unamortized debt discount and issuance costs	13,728
Less: current maturities	—
Long-term debt, net of unamortized debt discount and issuance costs	$13,728

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

In addition, in May 2017, USG entered into a separate services agreement with RSG, effective as of January 17, 2017, as amended and restated on July 9, 2018, for the provisioning of services by RSG to USG related to clinical development, administrative and finance and accounting activities. The Company refers to the amended and restated services agreements with RSI and RSG, collectively, as the Services Agreements.

Under the Services Agreements, for the three months ended June 30, 2019 and 2018, the Company incurred expenses of $0.06 million and $2.8 million, respectively, inclusive of the mark-up. Based upon the service performed under the services agreements, amounts included in research and development expenses totaled $0 and $2.0 million, and amounts included in general and administrative expenses totaled $0.06 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively.

[B] Information sharing and cooperation agreement:

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

[C] Data sharing agreement:

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

[D] Operating lease:

In June 2019, the Company entered into a sublease agreement with our affiliate, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The lease has scheduled rent increases each year and the total lease payment obligations under the agreement is $0.6 million.  See Note 10 for more details on the lease.

Note 6—Income taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the U.S. for federal and state taxes.

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was (0.24)% and (0.18)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7—Shareholders’ equity

Capital contributions:

For the three months ended June 30, 2019 and 2018, RSL made cash capital contributions of $0.1 million and $18.5 million, respectively.

Note 8—Share-based compensation

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

At June 30, 2019, a total of 229,679 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Risk-free interest rate	1.95% - 2.30%	2.73% - 2.96%
Expected term, in years	6.11	6.00 - 6.25
Expected volatility	64.4% - 65.1%	67.9% - 68.4%
Expected dividend yield	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through June 30, 2019 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2019	4,058,866	$6.10	$3.90	9.13
Granted	85,800	$8.07	$4.86
Exercised	(17,521)	$4.01	$2.57
Forfeited	(95,914)	$6.16	$4.18
Options outstanding at June 30, 2019	4,031,231	$6.15	$3.92	8.90	$8,734
Options exercisable at June 30, 2019	894,638	$4.45	$2.84	8.42	$3,133

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at June 30, 2019. At June 30, 2019, there were 894,638 vested or exercisable options outstanding. During the three months ended June 30, 2019, the Company granted options to purchase 85,800 common shares to certain employees of the Company with a weighted-average exercise price of $8.07 under the 2017 Plan.  The aggregate intrinsic value of options exercised to purchase 17,521 common shares during the three months ended June 30, 2019 was $0.07 million.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through June 30, 2019 is as follows:

Number of Shares
Unvested balance at March 31, 2019	5,000
Granted	—
Unvested balance at June 30, 2019	5,000

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Share-based compensation recognized as:
Research and development	$265	$452
General and administrative	782	354
Total	$1,047	$806

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 8[B].

Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.

For the three months ended June 30, 2019 and 2018, the Company recorded share-based compensation expense related to stock options and restricted stock units issued to employees, directors and consultants of $1.0 million and $0.3 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $12.1 million at June 30, 2019 and is expected to be recognized over a weighted-average period of 3.00 years.

[B] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded share-based compensation expense of $0 and $0.5 million for the three months ended June 30, 2019 and 2018, respectively.

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

RSL RSUs:

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and market condition, if both are achieved within the requisite service period. As of June 30, 2019, the performance condition had not been met and was deemed not probable of being met.

For the three months ended June 30, 2019 and 2018, the Company recorded no share-based compensation expense related to the RSUs that were issued. At June 30, 2019, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

Note 9—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement, the Codexis enzyme supply agreement, the Kyorin information sharing collaboration agreement and the Services Agreements with RSI and RSG (see Note 5[A]).

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

During the three months ended June 30, 2019, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2019 other than the lease agreement entered into in June 2019 with RSI (see Note 10).

Note 10—Leases

In December 2017, the Company entered into an operating lease agreement for office space which consisted of approximately 8,038 square feet located in Irvine, California. The lease term was 26 months beginning January 2018 through February 2020, with no option to extend the term. In connection with this lease, the Company recognized an operating lease right-of-use asset of $0.2 million and an aggregate operating lease liability of $0.2 million in the accompanying condensed consolidated balance sheet on April 1, 2019. The estimated incremental borrowing rate was 13.4%. This lease and all future obligations under this lease were terminated in June 2019 upon the commencement of the Company’s new office lease agreement and, as result, the remaining operating lease liability and right-of-use asset on the lease termination date were written off. The net impact to the condensed consolidated statement of operations was not material.

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet. The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through five months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that we are obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019. The Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.1 million as of June 30, 2019. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2019 and March 31, 2019. The remaining lease term is 6.9 years at June 30, 2019 and the estimated incremental borrowing rate applied is 12.4%.

In June 2019, the Company entered into a sublease agreement with our affiliate, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company will be required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019. The Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million as of June 30, 2019. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2019. The remaining lease term is 6.1 years at June 30, 2019 and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating lease right-of-use assets	$3,386

Operating lease liabilities, current portion	$92
Operating lease liabilities, long-term portion	3,357
Total lease liabilities	$3,449

Weighted average remaining lease term (years)	6.8 years
Weighted average discount rate	12.4%

Supplemental cash flow information for the three months ended June 30, 2019 related to operating leases as follows (in thousands):

June 30, 2019
Cash paid within cash flows used in operations	$42
Amortization of operating lease right-of-use assets	$63

The undiscounted future lease payments under the lease liabilities as of June 30, 2019 were as follows:

Years Ending March 31,	Lease Payments
Remainder of 2020	$337
2021	758
2022	781
2023	804
2024	828
Thereafter	1,794
Total lease payments	5,302
Less: imputed interest	(1,853)
Total lease liabilities	$3,449

Operating lease costs for the three months ended June 30, 2019 were $0.1 million. Short-term and variable lease costs were not material for the three months ended June 30, 2019.

Disclosures related to periods prior to adopting the new lease guidance

Rent expense for the three months ended June 30, 2018 was $0.06 million.

Approximate future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$455
2021	675
2022	692
2023	711
2024	731
Thereafter	1,662
Total minimum operating lease payments	$4,926

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the United States Securities and Exchange Commission, or the SEC, on June 14, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly owned subsidiaries.

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. Vibegron is currently being developed for three potential indications: overactive bladder, or OAB, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.  Vibegron was licensed to us in February 2017 by Merck Sharp & Dohme Corp., or Merck, and URO-902 was licensed to us in August 2018 by Ion Channel Innovations, LLC, or ICI.

We were incorporated in January 2016, and our operations to date have been limited to organizing and staffing our company, identifying and in-licensing our product candidates, including acquiring worldwide rights (excluding Japan and certain other Asian countries) to vibegron and worldwide rights to URO-902, preparing for and advancing the clinical development of our product candidates, and preparing for the potential commercialization of vibegron.

Our development programs and expected upcoming milestones are summarized in the following figure:

We intend to continue to expand our pipeline with the goal of creating a leading urology company by developing, commercializing and acquiring innovative therapies.

Our Product Candidates

VIBEGRON

We are currently developing vibegron in three target indications: OAB; OAB in men with BPH; and abdominal pain due to IBS. Vibegron is an oral, once-daily, small molecule that was observed to be highly selective for the human beta-3 adrenergic receptor in in vitro assays. We believe vibegron, if approved by the U.S. Food and Drug Administration, or FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a QTc signal at any of the human doses tested.

Urovant Sciences GmbH, or USG, our wholly owned subsidiary, holds global commercial rights to vibegron, excluding Japan and certain other Asian countries. In September 2017, Kyorin Pharmaceutical Co., Ltd., or Kyorin, submitted a marketing application for vibegron to the Japan Pharmaceuticals and Medical Devices Agency, and received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB in September 2018.

Our Phase 3 Program for the Treatment of OAB

In March 2018, we enrolled the first patients in our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. The EMPOWUR trial was a randomized, double-blind, placebo- and active comparator-controlled clinical trial in men and women with OAB wet or dry. The trial had a design in line with the Phase 2b clinical trial conducted by Merck and the Japanese Phase 3 clinical trial conducted by Kyorin. Enrollment of more than 1,500 patients into the EMPOWUR trial was completed in October 2018.

To have been eligible for the EMPOWUR trial, patients had to be at least 18 years old with a history of OAB (as diagnosed by a physician) for at least three months. During the screening period, patients were required to experience on average at least eight micturitions per day; either an average of at least three urgency episodes per day or at least one urge urinary incontinence, or UUI, episode per day; and total UUI episodes exceeding stress urinary incontinence episodes.

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

In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. In this pivotal Phase 3 clinical trial with over 1,500 patients, vibegron 75 mg met both co-primary efficacy endpoints demonstrating a highly significant reduction in daily UUI episodes and micturitions. In the primary efficacy analysis, once-daily vibegron met the co-primary endpoints at week 12, achieving statistical significance over placebo on both reduction in daily UUI episodes (p<0.0001) and reduction in daily micturitions (p<0.001). The difference from placebo was statistically significant as early as week 2, which was the first timepoint measured, for both UUI episodes and micturitions (p<0.0001 and p<0.001, respectively), and statistically significant efficacy was maintained at all timepoints measured through the end of the study for both endpoints. Additionally, at all measured timepoints, vibegron achieved numerically better efficacy than tolterodine, the active control in this study, which is a currently available OAB treatment.

Vibegron met all seven pre-specified key secondary endpoints, including a statistically significant reduction in daily urgency episodes compared to placebo (p=0.002). Secondary endpoints included, among others, changes in the frequency of urgency episodes and total incontinence episodes (which includes all incontinence episodes, whether UUI or stress-related), as well as self-reported quality of life scores.

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

In August 2019, we completed the ambulatory blood pressure study for vibegron. The purpose of the study was to rule out an effect of vibegron relative to placebo on daytime systolic blood pressure. The primary endpoint variable was the change from baseline to day 28 in mean daytime ambulatory systolic blood pressure. Secondary endpoints included: 1) change from baseline in mean daytime diastolic blood pressure and heart rate, 2) full 24 hour mean change in systolic and diastolic blood pressure and heart rates as well as 3) maximum changes 30 minutes to 6.5 hours post dosing.

Vibegron achieved its primary endpoint demonstrating that vibegron does not have an effect on daytime systolic ambulatory blood pressure compared to placebo (where no effect was defined as a change from baseline of less than 3.5mm Hg compared to placebo within a 90% confidence interval). For the full 24h ambulatory systolic blood pressure, there was no statistically significant difference for vibegron compared to placebo. The treatment differences from baseline to day 28 for vibegron over placebo were +0.57 mm Hg, for diastolic blood pressure -0.19 mm Hg and for heart rate +0.96 beats/minute.  Regarding the categorical changes from baseline in systolic blood pressure for the in clinic visit vital signs, there were small, not clinically relevant increases in the percentage of patients having a 10 mm Hg or 15mmg Hg increase in systolic blood pressure compared to placebo. The adverse event profile was consistent with the EMPOWUR phase 3 study with the most common adverse events being headache, diarrhea, upper respiratory tract infection and urinary tract infection at rates below 5%.

We plan to submit a new drug application, or NDA, to the FDA by the first quarter of 2020.

Our Phase 3 Program for the Treatment of OAB in Men with BPH

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases.  In part one, we are assessing initial safety in 80 patients via an independent Data Safety Monitoring Board. We expect part one of the study to be completed in the second half of 2019. Part two will assess safety and efficacy in all patients, and test 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints will be measured at 12 weeks and include change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH.

Our Phase 2a Program for the Treatment of Abdominal Pain Due to IBS

In December 2018, we enrolled our first patient in this trial. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The trial is expected to enroll approximately 200 patients in the United States, randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety. We expect to receive top-line data from the Phase 2a clinical trial in 2020.

URO-902

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We intend to initiate a placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 for the treatment of OAB in approximately 50 to 80 patients who have not responded to oral pharmacological therapies. The proposed key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial will consider the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. The Biologics License Application for URO-902 will rely primarily on data from our planned Phase 2 and 3 clinical trials of URO-902.

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

In February 2019, we and our subsidiaries, Urovant Holdings Limited, or UHL, USG and Urovant Sciences, Inc., or USI, entered into a secured debt financing agreement with Hercules Capital, Inc., or Hercules, as agent and lender, or the Hercules Loan Agreement, in the amount of $100.0 million. A first tranche of $15.0 million was funded upon execution of the Hercules Loan Agreement, and the remaining $85.0 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

As of June 30, 2019 and March 31, 2019, we had an accumulated deficit of $204.0 million and $175.5 million, respectively. For the three months ended June 30, 2019 and 2018, we recorded net losses of $28.5 million and $31.3 million, respectively. As of June 30, 2019, we had $62.4 million of cash and cash equivalents.

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

In June 2017, we entered into an intellectual property purchase agreement with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of our parent company, Roivant Sciences Limited, or RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under our license agreement with Merck to RSG, solely as it relates to any of our rights or obligations in China. In connection with this assignment, we also entered into a separate collaboration agreement with RSG in June 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories.

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

Services Agreements

Our operations were previously supported by our affiliates, Roivant Sciences, Inc., or RSI, and RSG, each a wholly owned subsidiary of our parent company, RSL. RSI provided us with certain administrative, financial and research and development services, and RSG provided us with services in relation to the identification of potential product candidates, assistance with clinical trials and other development, administrative and financial activities, in each case, pursuant to services agreements with RSI and RSG, or the Services Agreements. Under the terms of the Services Agreements, we are obligated to pay or reimburse RSI and RSG for the costs they, or third parties acting on their behalf, incur in providing services to us. In addition, we are obligated to pay to RSI and RSG a pre-determined markup on costs incurred by them in connection with any general and administrative and support services as well as research and development services. Our reliance on RSI and RSG has decreased significantly as we have completed the hiring of personnel to manage our operations and the development and potential commercialization of vibegron and any future product candidates. We do not expect our reliance on RSI and RSG to be significant in the future.

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

Research and Development Expenses

Our research and development expenses to date have been primarily attributed to the license of the rights to vibegron and the continued development of vibegron for OAB. We expect to increase the number of our research and development programs while maintaining our current research and development spend as we complete the open-label extension study of our ongoing Phase 3 EMPOWUR trial for the treatment of OAB, advance our Phase 3 COURAGE trial for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial of vibegron for the treatment of abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. Research and development expenses will include program-specific costs, as well as unallocated costs.

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

Unallocated costs primarily include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for our research and development personnel;
•	other expenses, which include the costs of consultants who assist with research and development activities not specific to a program; and
•	costs allocated to us for activities performed by RSI and RSG under the Services Agreements and share-based compensation expense allocated to us from RSL.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Research and development	$22,014	$27,965
General and administrative	5,465	3,504
Total operating expenses	27,479	31,469
Other (expense) income:
Interest expense, net	(513)	—
Loss on disposal of furniture and equipment	(236)	—
Other (expense) income	(190)	229
Loss before provision for income taxes	(28,418)	(31,240)
Provision for income taxes	67	55
Net loss	$(28,485)	$(31,295)

Research and Development Expenses

For the three months ended June 30, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018
Program-specific costs:
Vibegron	$19,302	$24,387
URO-902	170	—

Unallocated costs:
Share-based compensation	265	452
Personnel expenses	1,732	697
Services Agreements	—	2,042
Other expense	545	387
Total research and development expenses	$22,014	$27,965

Research and development expenses decreased by $6.0 million, to $22.0 million, for the three months ended June 30, 2019 compared to $28.0 million for the three months ended June 30, 2018. The decrease in research and development expenses primarily includes the following changes:

•	$7.0 million decrease in CRO costs primarily due to the completion of the over 1,500 patient Phase 3 EMPOWUR study;
•	$2.4 million decrease in share-based compensation expense allocated to us by RSL and costs billed under the Service Agreements;
•	$1.2 million increase due to personnel-related costs and share-based compensation expense for stock options and restricted stock units granted to employees;
•	$1.1 million increase in other program-specific third-party research and development costs;
•	$1.0 million increase in chemistry, manufacturing and controls costs; and
•	$0.1 million increase in other unallocated third-party research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, to $5.5 million, for the three months ended June 30, 2019 compared to $3.5 million for the three months ended June 30, 2018. The increase in general and administrative expenses primarily includes the following changes:

•	$1.3 million increase in general overhead and corporate expenses;
•	$1.2 million increase in personnel-related costs and share-based compensation expense for stock options granted to employees and board members;
•	$0.9 million decrease in share-based compensation expense allocated to us by RSL and costs billed under the Services Agreements;
•	$0.6 million increase in legal and other professional and consulting fees; and
•	$0.2 million decrease in market research and other commercial readiness costs.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $0.5 million for the three months ended June 30, 2019.

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

In February 2019, we entered into the Hercules Loan Agreement in the amount of $100.0 million. A first tranche of $15.0 million was funded in February 2019, and the remaining $85.0 million is available in three additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones. As a result of the positive Phase 3 EMPOWUR data achieved in March 2019, one of the additional optional defined tranches of $30.0 million is currently accessible by us through September 30, 2019.

As of June 30, 2019, we had an accumulated deficit of $204.0 million and a cash and cash equivalents balance of $62.4 million, as compared to $175.5 million and $85.4 million, respectively, as of March 31, 2019. Prior to our IPO and the Hercules Loan Agreement, all operations had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the three months ended June 30, 2019 and 2018, we had a net loss of $28.5 million and $31.3 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	advance our Phase 3 COURAGE trial of vibegron for the treatment of OAB in men with BPH;
•	advance our Phase 2a trial of vibegron for the treatment of abdominal pain due to IBS;
•	initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	finish the open-label extension clinical trial and file the NDA for vibegron in adults with OAB;
•	expand our chemistry, manufacturing, and control and other manufacturing related activities;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;

•	service debt obligations and payment of interest associated with the Hercules Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash and cash equivalents, together with the $30.0 million tranche under the Hercules Loan Agreement, which is available through September 30, 2019, assuming no events of default, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. The availability of the $30.0 million tranche was subject to achievement of a clinical milestone, which was achieved with the positive top-line results from the Phase 3 EMPOWUR trial, among other conditions that were also met. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, our ability to draw down the $30 million under the Hercules Loan Agreement, and we could use our available capital resources sooner than we currently expect. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved. Adequate additional funding may not be available to us on acceptable terms, or at all.

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

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(22,505)	$(20,761)
Net cash used in investing activities	(278)	(115)
Net cash (used in) provided by financing activities	(187)	17,935

Operating Activities

For the three months ended June 30, 2019, $22.5 million of cash was used in operating activities. This was primarily attributable to a net loss of $28.5 million and a decrease of $0.4 million in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $4.5 million in prepaid expenses and other current assets, $1.0 million in share-based compensation expense from stock options and restricted stock units granted to employees and board members, $0.2 million from the loss on disposal of furniture and equipment upon our move to the new Irvine, California office space, and $0.2 million for the amortization of the debt discount and issuance costs from the Hercules Loan Agreement.

For the three months ended June 30, 2018, $20.8 million of cash was used in operating activities. This was primarily attributable to a net loss of $31.3 million and an increase of $0.7 million in prepaid expenses and other current assets. These amounts were partially offset by an increase of $9.4 million in accounts payable and accrued expenses, $0.3 million in share-based compensation expense from stock options granted to employees and consultants, $0.5 million in share-based compensation expense allocated to us by RSL based upon the relative percentage of time utilized by employees of RSL, RSG and RSI on our matters, and an increase of $1.2 million in amounts due to RSL based on the allocation of personnel expenses associated with the formation of our company, development of our product pipeline and corporate matters.

Investing Activities

For the three months ended June 30, 2019 and 2018, $0.3 million and $0.1 million of cash was used in investing activities, respectively, all for the purchase of furniture and equipment.

Financing Activities

For the three months ended June 30, 2019, cash used in financing activities of $0.2 million was primarily attributable to the payment of debt financing costs in connection with the Hercules Loan Agreement of $0.4 million, offset by proceeds of $0.1 million from the exercise of stock options and capital contributions from RSL of $0.1 million.

For the three months ended June 30, 2018, cash provided by financing activities of $17.9 million was attributable to capital contributions from RSL totaling $18.5 million, offset by IPO costs paid of $0.6 million.

Contractual Obligations and Commitments

During the three months ended June 30, 2019, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019, except that, during the three months ended June 30, 2019, the interest-only payment period and the maturity date of the Hercules Loan Agreement were extended by six months and twelve months, respectively, as contemplated in the Hercules Loan Agreement upon reaching certain milestones. See Note 4, “Long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used in the determination of some of our costs incurred under the Services Agreements with RSI and RSG, which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

During the three months ended June 30, 2019, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on June 14, 2019.

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “Summary of significant accounting policies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $28.5 million and $31.3 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $204.0 million.

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

•	the timing, costs and results of our proposed Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the costs of completing the EMPOWUR clinical extension study and the ongoing Phase 1 clinical trials for vibegron, including the filing of the NDA for vibegron in adults with OAB;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We currently believe that our existing cash and cash equivalents, together with the $30.0 million tranche under the Hercules Loan Agreement, which is available through September 30, 2019, assuming no events of default, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. The availability of the $30.0 million tranche was subject to achievement of a clinical milestone, which was achieved with the positive top-line results from the Phase 3 EMPOWUR trial, among other conditions that were also met. This estimate is based on assumptions that may prove to be wrong, including expected compliance with debt covenants, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our Loan and Security Agreement with Hercules, or the Hercules Loan Agreement, contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Pursuant to the Hercules Loan Agreement, we have pledged all of our assets, other than our patents and other intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Hercules. The Hercules Loan Agreement also requires us to maintain minimum cash balances in the event that either certain milestones are not achieved or the market capitalization of the Company is below $500 million for certain periods of time. Additionally, the Hercules Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	incur liens;
•	make investments;
•	make distributions, including dividends;
•	consolidate or merge; and
•	alter the business of the Company.

These terms of the Hercules Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The Hercules Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of certain covenants or agreements; certain bankruptcy events; the occurrence of certain events that could reasonably be expected to have a “material adverse effect”; defaults in respect of certain other indebtedness; and certain events relating to U.K. or Irish pension plans.

Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

If an event of default under the Hercules Loan Agreement should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Hercules Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, the Hercules Loan Agreement, additional debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Under our license agreement with ICI, ICI has transferred the manufacturing process to us or our designee for production of URO-902. If we require additional assistance from ICI after their obligation to assist us expires, our manufacture and development of URO-902 could be significantly delayed or otherwise adversely affected.

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

Kyorin developed vibegron for the treatment of OAB in Japan and in September 2018, received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. Kyorin reported positive results from its Phase 3 clinical trial in Japan for the treatment of OAB. If subsequent announcements by Kyorin regarding vibegron are unfavorable, or post-marketing data or Phase 4 clinical trials conducted by Kyorin are unfavorable or result in new safety signals in Japan during any such post-marketing or Phase 4 clinical trial, it could negatively impact our clinical development plans and potential approval for vibegron in the United States. Any unexpected measure by the Japanese regulatory agencies following approval of vibegron in Japan, including any measures due to unexpected post-marketing safety signals, will also affect the potential approval for vibegron in the United States. In addition, we face similar risks to the extent that third parties develop vibegron in other Asian territories.

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

Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of the product candidate for that indication. We expect to rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Delays or errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenue.

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to the Affordable Care Act, and President Trump has issued executive orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. We expect there will be additional challenges and amendments to the Affordable Care Act in the future. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, included further reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years.

Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, reform government program reimbursement methodologies for drugs, increase manufacturer rebates for certain drugs in Medicare Part D and provide Medicare Part D plans more control over formularies. At the federal level, the Trump administration’s recent budget proposals contain additional drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidate or additional pricing pressures and make it more difficult for us to attain profitability.

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

We do not have the capabilities to conduct drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Both Merck and ICI are obligated to reasonably assist us during a specified time-period with a technical transfer of the manufacturing process to us or our designee for production of vibegron and URO-902, respectively. Although Merck and ICI have already transferred the manufacturing process of vibegron and URO-902 to us, respectively, we may still need additional assistance if we experience any setbacks with the manufacturing on the larger scale. If Merck or ICI fail to fulfill their respective continuing obligations, as applicable, or if we require additional assistance after their obligation to assist us expires, our development of our product candidates could be significantly delayed or otherwise adversely affected.

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

•	lack of and cost to identify and partner with qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
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

In addition, our common shares are held by a relatively small number of holders. RSL owns approximately 75% of our outstanding common shares as of June 30, 2019 and our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

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

RSL beneficially owns approximately 75% of the voting power of our outstanding common shares as of June 30, 2019. As a result, RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. In addition, the terms of our Hercules Loan Agreement with Hercules restrict our ability to pay dividends to limited circumstances. As a result, investors in our common shares may only receive a return if the market price of our common shares increases.

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

As of June 30, 2019, there were an aggregate of 4,036,231 common shares subject to outstanding options and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and other contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the current fiscal year beginning April 1, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal controls procedures on a quarterly basis.

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, but we are in the process of engaging consultants with appropriate public company experience and technical accounting knowledge to assist in compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

During 2017, the European Union Economic and Financial Affairs Council ("ECOFIN") released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted legislation that requires certain entities in Bermuda engaged in "relevant activities" to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. In June 2019, Bermuda exempted entities which are resident for tax purposes outside of Bermuda from satisfying these economic substance requirements. The company would be exempt as it is regarded as resident in the U.K. for tax purposes.

In addition, following the release of further technical guidance from the EU, Bermuda may be required to further adapt its economic substance legislation by the end of 2019. To the extent the company ceases to be exempt from the economic substance requirements and is required to increase its substance in Bermuda to satisfy such requirements, it could result in additional costs that could adversely affect the company’s financial condition or results of operations. If the company were required to satisfy economic substance requirements in Bermuda but failed to do so, it could face automatic disclosure to competent authorities in the EU of the information filed by the company with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of our business activities and/or may be struck off as a registered entity in Bermuda.

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

A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the vote or value of non-U.S. corporations) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.

We believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the vote or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the vote or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing our common shares.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. If we are a CFC and not publicly traded throughout the relevant taxable year, however, the test may be applied based on the adjusted basis of our assets. Our status may also depend, in part, on how quickly we utilize the cash proceeds from our IPO and the Hercules Loan Agreement in our business and whether we earn primarily passive income (such as interest income) in the current taxable year or future taxable years. With respect to the taxable year that ended on March 31, 2019, and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.

In the taxable year ended March 31, 2019, we implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years. In addition, recently proposed U.S. Treasury Regulations, which we are continuing to assess the impact of, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering

On October 1, 2018, we issued and sold 10,000,000 common shares in our initial public offering, and on October 19, 2018, we issued and sold an additional 297,813 common shares pursuant to the underwriters’ partial exercise of their over-allotment option to purchase additional shares, in each case, at a public offering price of $14.00 per share. All of the common shares issued and sold in our initial public offering were registered under the Securities Act pursuant to our registration statement on Form S-1 (No. 333-226169), which was declared effective by the SEC on September 26, 2018. J.P. Morgan Securities LLC, Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

As a result of the initial public offering, we received total net proceeds of $132.9 million, after deducting total expenses of $11.3 million, consisting of underwriting discounts and commissions of $10.1 million and offering-related expenses of $1.2 million. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

We have been using the net proceeds from our initial public offering primarily to fund the nonclinical and clinical development of vibegron and URO-902, to expand our internal research and development capabilities, for commercial readiness, and for general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on September 27, 2018 pursuant to Rule 424(b) of the Securities Act.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Amended and Restated Bye-laws.	S-1	333-226169	3.3	7/13/18

10.1	Sublease Agreement between Roivant Sciences, Inc. and Urovant Sciences, Inc. dated June 10, 2019.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

UROVANT SCIENCES LTD.

Date:	August 14, 2019	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Date:	August 14, 2019	By:	/s/ Christine G. Ocampo
Christine G. Ocampo
Principal Financial and Accounting Officer