Form 10-Q
period 2019-09-30
Urovant Sciences Ltd.
filed 2019-11-07
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 30,381,433 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	March 31, 2019
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$67,796	$85,353
Restricted cash	243	243
Prepaid expenses and other current assets	8,823	12,914
Total current assets	76,862	98,510
Furniture and equipment, net	1,226	923
Operating lease right-of-use assets	3,301	—
Restricted cash, net of current portion	623	600
Other assets	16	88
Total assets	$82,028	$100,121

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,567	$1,925
Accrued expenses	9,590	9,877
Due to Roivant Sciences Ltd.	133	15
Current portion of long-term debt	10	—
Current portion of operating lease liabilities	265	—
Total current liabilities	11,565	11,817
Long-term debt, net of current portion	43,438	13,534
Operating lease liabilities, net of current portion	3,269	—
Total liabilities	58,272	25,351

Commitments and contingencies (Note 9)

Shareholders' equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,381,433 and 30,322,911 issued and outstanding at September 30, 2019 and March 31, 2019, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	365	269
Additional paid-in capital	253,148	250,032
Accumulated deficit	(229,757)	(175,531)
Total shareholders' equity	23,756	74,770
Total liabilities and shareholders' equity	$82,028	$100,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development(1)	$17,796	$20,664	$39,810	$48,009
General and administrative(2)	7,435	3,664	12,900	7,788
Total operating expenses	25,231	24,328	52,710	55,797
Other income (expense):
Interest expense, net	(581)	—	(1,094)	—
Loss on disposal of furniture and equipment	—	—	(236)	—
Other income (expense)	79	(309)	(111)	(80)
Loss before provision for income taxes	(25,733)	(24,637)	(54,151)	(55,877)
Provision for income taxes	8	5	75	60
Net loss	$(25,741)	$(24,642)	$(54,226)	$(55,937)
Net loss per common share—basic and diluted	$(0.85)	$(1.23)	$(1.79)	$(2.79)
Weighted average common shares outstanding—basic and diluted	30,355,874	20,025,098	30,340,603	20,025,098

(1)

Includes $0 and $0 and $48 and $2,230 of costs allocated from Roivant Sciences Ltd. during the three and six months ended September 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).

(2)

Includes $72 and $132 and $537 and $1,679 of costs allocated from Roivant Sciences Ltd. during the three and six months ended September 30, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(25,741)	$(24,642)	$(54,226)	$(55,937)
Other comprehensive income (loss):
Foreign currency translation adjustment	(92)	317	96	97
Total other comprehensive income (loss)	(92)	317	96	97
Comprehensive loss	$(25,833)	$(24,325)	$(54,130)	$(55,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income	Equity
Balance at March 31, 2019	30,322,911	$1	$(1)	$—	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Net loss	—	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	1	(1)	—	251,279	(204,016)	457	47,720
Capital contributions from RSI and RSG	—	—	—	—	60	—	—	60
Share-based compensation expense	—	—	—	—	1,221	—	—	1,221
Exercise of stock options	41,001	—	—	—	150	—	—	150
Warrants issued with long-term debt	—	—	—	—	438	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	(25,741)	—	(25,741)
Balance at September 30, 2019	30,381,433	$1	$(1)	$—	$253,148	$(229,757)	$365	$23,756

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions	—	—	—	—	18,500	—	—	18,500
Share-based compensation expense	—	—	—	—	320	—	—	320
Capital contribution – share-based compensation expense	—	—	—	—	486	—	—	486
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	(220)
Net loss	—	—	—	—	—	(31,295)	—	(31,295)
Balance at June 30, 2018	20,025,098	1	(1)	(1,310)	91,868	(95,480)	(213)	(5,135)
Capital contributions	—	—	—	—	21,744	—	—	21,744
Share-based compensation expense	—	—	—	—	895	—	—	895
Capital contribution – share-based compensation expense	—	—	—	—	94	—	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	317	317
Net loss	—	—	—	—	—	(24,642)	—	(24,642)
Balance at September 30, 2018	20,025,098	$1	$(1)	$(1,310)	$114,601	$(120,122)	$104	$(6,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(54,226)	$(55,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	85
Share-based compensation expense	2,268	1,795
Amortization of debt discount and issuance costs	352	—
Non-cash operating lease cost	256	—
Loss on disposal of furniture and equipment	236	—
Unrealized foreign currency translation adjustment	96	97
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,091	(6,561)
Other assets	72	—
Due to Roivant Sciences Ltd.	55	6,574
Accounts payable	(358)	3,801
Accrued expenses	100	5,802
Operating lease liabilities	(23)	—
Net cash used in operating activities	(46,968)	(44,344)
Cash flows from investing activities:
Purchases of furniture and equipment	(589)	(162)
Net cash used in investing activities	(589)	(162)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	190	40,244
Proceeds from exercise of stock options	220	—
Debt financing costs paid	(387)	—
Cash proceeds from debt financing	30,000	—
Initial public offering costs paid	—	(1,273)
Net cash provided by financing activities	30,023	38,971
Net change in cash, cash equivalents and restricted cash	(17,534)	(5,535)
Cash, cash equivalents and restricted cash—beginning of period	86,196	7,194
Cash, cash equivalents and restricted cash—end of period	$68,662	$1,659
Non-cash investing and financing activities:
Warrants issued with long-term debt	$438	$—
Furniture and equipment included in due to Roivant Sciences Ltd.	$63	$—
Unpaid initial public offering costs included in accounts payable	$—	$928
Supplemental disclosure of cash paid:
Income taxes	$50	$155
Interest	$867	$—

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash and cash equivalents will be sufficient to fund its committed operating expenses and capital expenditure requirements over which the Company has control of timing of payments for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage the amount and timing of its’ spend, and the Company could use its available capital resources sooner than currently expected. In October 2019, the Company entered into a letter agreement with Sumitomo Dainippon Pharma Co., Ltd. (“DSP”) pursuant to which DSP committed to provide the Company with a $200 million low-interest loan facility (see Note 11). These funds will not be sufficient to enable the Company to complete all necessary development activities and commercially launch vibegron or URO-902. Accordingly, the Company will seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the potential loan facility with DSP will be available or that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Hercules Capital, Inc. involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, including the potential loan facility with DSP, operations would need to be scaled back to reduce working capital requirements beginning in the first calendar quarter of 2020 or discontinued and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. The Company will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, curtailment of the Company’s development activities and other discretionary expenditures that are within the Company’s control.  These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of the Company’s planned objectives in fiscal year 2020.

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

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended September 30, 2019 and 2018 and the condensed consolidated statements of shareholders’ equity (deficit) for the three and six months ended September 30, 2019 and 2018 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2019.

The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020 or for any future period.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$67,796	$85,353
Restricted cash	866	843
Cash, cash equivalents and restricted cash	$68,662	$86,196

[E] Leases:

In accordance with ASC 842, as adopted by the Company on April 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our condensed consolidated balance sheets.

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

The Company accounts for lease and non-lease components as a single lease component for all its facilities leases.

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

At September 30, 2019 and 2018, potentially dilutive securities were as follows:

	September 30,
	2019	2018
Options	4,169,654	2,554,875
Restricted stock units (unvested)	15,000	—
Warrants	99,777	—
Total	4,284,431	2,554,875

[G] Recently adopted accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease standard that amended various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 required lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 was effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. The Company adopted this standard, codified as ASC 842, on April 1, 2019 using the optional modified retrospective transition method and applied the transition package of practical expedients allowed by the standard. Comparative periods were not restated. Upon adoption, on April 1, 2019, the Company recorded a $0.2 million increase in operating lease right-of-use assets and a $0.2 million increase in operating lease liabilities. The adoption of the new standard did not materially impact the Company’s consolidated results of operations and cash flows and did not have an impact on the Company’s beginning accumulated deficit balance.

ASU No. 2016-02 provided a number of optional practical expedients in transition. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component for its facilities leases; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. For additional information regarding the Company’s leases, see Note 10.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

[H] Recently issued accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU No. 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU No. 2018-13”) which provides guidance that remove, modify and add to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, and related disclosures.

Note 3—Accrued expenses

Accrued expenses at September 30, 2019 and March 31, 2019 consist of the following (in thousands):

	September 30, 2019	March 31, 2019
Research and development expenses	$7,722	$4,993
Compensation-related expenses	1,494	3,398
Professional services expenses	242	821
Other general and administrative expenses	132	665
Total accrued expenses	$9,590	$9,877

Note 4—Long-term debt

In February 2019, the Company and its subsidiaries, UHL, USG (collectively with the Company and UHL, the “Borrowers”) and USI (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as agent and lender, in the amount of $100 million (the “Term Loans”). A first tranche of $15 million, or net cash proceeds of $14.1 million, was funded upon execution of the Hercules Loan Agreement, and a second tranche of $30 million was funded in September 2019. The remaining $55 million is available in two additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

The Term Loans bear a variable interest rate equal to the greater of (i) 10.15% or (ii) the lesser of (x) the prime rate as reported in The Wall Street Journal plus 4.65% and (y) 12.15%. The interest rate on the Term Loans was 10.15% at September 30, 2019. The Company is obligated to make monthly payments of accrued interest for the first 12 months from closing (the “Interest-only Period”), followed by monthly installments of principal and interest through the maturity date. Pursuant to the terms of the Hercules Loan Agreement, the end of the Interest-only Period has been extended from April 1, 2020 to October 1, 2020 as a result of the achievement of a clinical milestone. The Interest-only Period may be extended an additional six months to April 1, 2021 if certain milestones are met.

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

The Company’s obligations under the Hercules Loan Agreement are fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Hercules Loan Agreement are secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions. The Hercules Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The agreement also contains a minimum cash covenant that requires the Loan Parties to hold certain minimum cash balances in the event that either certain milestones are not achieved or the market capitalization of the Company is below a certain threshold for certain periods of time. Such minimum cash covenant ceases to apply if the Company achieves certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Hercules Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Hercules Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants under the Hercules Loan Agreement as of September 30, 2019.

In connection with each funding of the Term Loans, the Company is required to issue to Hercules a warrant (the “Warrants”) to purchase a number of the Company’s common shares equal to 2% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding (or for the first and second tranches only at the lower of (i) $9.02 per share or (ii) the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding). The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of common shares for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

In connection with the first tranche of the Term Loans, the Company issued a Warrant to Hercules, exercisable for an aggregate of 33,259 of the Company’s common shares at an exercise price of $9.02 per share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 66,518 of the Company’s common shares at an exercise price of $9.02 per share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrants related to the first and second tranche funding was approximately $0.2 million and $0.4 million, respectively, and were treated as a discount to the Term Loans. This amount is being amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes option-pricing model based on the following key assumptions:

	Tranche 1	Tranche 2
Exercise price	$9.02	$9.02
Common share price on date of issuance	$10.50	$10.12
Expected volatility	69.6%	65.9%
Contractual term, in years	7.00	7.00
Risk-free interest rate	2.55%	1.68%
Expected dividend yield	—%	—%

The Company recorded the first tranche of the Term Loans at a discount of $1.8 million, including the proceeds allocated to the related Warrant, and incurred financing costs of $0.4 million relating to the Hercules Loan Agreement which are recorded as an offset to long-term debt on the Company’s condensed consolidated balance sheet. The Company recorded the second tranche of the Terms Loans at a discount of $1.7 million, including the proceeds allocated to the related Warrant. The debt discount and deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statement of operations. During the three and six months ended September 30, 2019, interest expense included $0.2 million and $0.4 million, respectively, of amortized debt discount and issuance costs related to the Term Loans.

Outstanding debt obligations to Hercules Capital, Inc. are as follows (in thousands):

September 30, 2019
Principal amount	$45,000
End of term charge	1,913
Less: unamortized debt discount and issuance costs	(3,465)
Loan payable less unamortized debt discount and issuance costs	43,448
Less: current maturities	(10)
Long-term debt, net of unamortized debt discount and issuance costs	$43,438

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

Under the Services Agreements, for the three and six months ended September 30, 2019 and 2018, the Company incurred expenses of $0.07 million and $0.1 million and $0.5 million and $3.3 million, respectively, inclusive of the mark-up. Based upon the service performed under the Services Agreements, amounts included in research and development expenses totaled $0 and $0 and $0.2 million and $2.1 million, and amounts included in general and administrative expenses totaled $0.07 million and $0.1 million and $0.3 million and $1.2 million during the three and six months ended September 30, 2019 and 2018, respectively.

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

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was (0.03)% and (0.02)%, respectively. The Company’s effective tax rate for the six months ended September 30, 2019 and 2018 was (0.14)% and (0.11)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7—Shareholders’ equity

Capital contributions:

For the three and six months ended September 30, 2019 and 2018, RSL made capital contributions of $0.1 million and $0.2 million and $21.7 million and $40.2 million, respectively.

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

In September 2019, the shareholders of the Company approved at the 2019 Annual General Meeting of Shareholders an amendment to the 2017 Plan to increase the number of common shares reserved for issuance under the 2017 Plan by 3,000,000 shares.

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan automatically increases on November 1 of each year, commencing on November 1, 2018 and ending on November 1, 2028, in an amount equal to 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On November 1, 2019 and 2018, the number of common shares authorized for issuance increased automatically by 1,215,257 shares and 1,212,916 shares, respectively, in accordance with the evergreen provision of the 2017 Plan.

At September 30, 2019, a total of 3,040,255 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Risk-free interest rate	1.39% - 1.92%	2.77% - 2.99%	1.39% - 2.33%	2.73% - 2.99%
Expected term, in years	5.50 - 6.11	6.11	5.50 - 6.11	6.00 - 6.25
Expected volatility	62.7% - 63.7%	67.2% - 67.9%	62.7% - 65.1%	67.2% - 68.4%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through September 30, 2019 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2019	4,058,866	$6.10	$3.90	9.13
Granted	302,100	$8.43	$4.91
Exercised	(58,522)	$3.76	$2.53
Forfeited	(132,790)	$6.55	$4.37
Options outstanding at September 30, 2019	4,169,654	$6.29	$3.98	8.71	$14,249
Options exercisable at September 30, 2019	1,023,036	$4.68	$3.06	8.19	$4,944

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at September 30, 2019. At September 30, 2019, there were 1,023,036 vested or exercisable options outstanding. During the three and six months ended September 30, 2019, the Company granted options to purchase 216,300 common shares and 302,100 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price of $8.58 and $8.43, respectively, under the 2017 Plan.  The aggregate intrinsic value of options exercised to purchase 41,001 common shares and 58,522 common shares, respectively, during the three and six months ended September 30, 2019 was $0.2 million and $0.3 million, respectively.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through September 30, 2019 is as follows:

Number of Shares
Unvested balance at March 31, 2019	5,000
Granted	10,000
Unvested balance at September 30, 2019	15,000

The weighted average grant-date fair value of RSUs granted during the three and six months ended September 30, 2019 was $7.99 per unit.

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Share-based compensation recognized as:
Research and development	$257	$293	$522	$565
General and administrative	964	696	1,746	1,230
	$1,221	$989	$2,268	$1,795

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

For the three and six months ended September 30, 2019 and 2018, the Company recorded share-based compensation expense related to stock options and restricted stock units issued to employees, directors and consultants of $1.2 million and $2.3 million and $0.9 million and $1.2 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $11.8 million at September 30, 2019 and is expected to be recognized over a weighted-average period of 2.72 years.

[B] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded no share-based compensation expense for the three and six months ended September 30, 2019. For the three and six months ended September 30, 2018, the Company recorded share-based compensation of $0.1 million and $0.6 million, respectively.

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

RSL RSUs:

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and market condition, if both are achieved within the requisite service period. As of September 30, 2019, the performance condition had not been met and was deemed not probable of being met.

For the three and six months ended September 30, 2019 and 2018, the Company recorded no share-based compensation expense related to the RSUs that were issued. At September 30, 2019, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

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

During the three and six months ended September 30, 2019, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2019 other than the lease agreement entered into in June 2019 with RSI (see Note 10).

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

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet.   The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through five months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that we are obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of September 30, 2019 and March 31, 2019. The remaining lease term is 6.7 years at September 30, 2019 and the estimated incremental borrowing rate applied is 12.4%.

In June 2019, the Company entered into a sublease agreement with our affiliate, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company will be required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of September 30, 2019. The remaining lease term is 5.8 years at September 30, 2019 and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating lease right-of-use assets	$3,301

Operating lease liabilities, current portion	$265
Operating lease liabilities, long-term portion	3,269
Total lease liabilities	$3,534

Weighted average remaining lease term (years)	6.6 years
Weighted average discount rate	12.4%

Supplemental cash flow information for the six months ended September 30, 2019 related to operating leases as follows (in thousands):

September 30, 2019
Cash paid within cash flows used in operations	$23
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,414
Amortization of operating lease right-of-use assets	$113

The undiscounted future lease payments under the lease liabilities as of September 30, 2019 were as follows:

Years Ending March 31,	Lease Payments
Remainder of 2020	$315
2021	758
2022	781
2023	804
2024	828
Thereafter	1,794
Total lease payments	5,280
Less: imputed interest	(1,746)
Total lease liabilities	$3,534

Operating lease costs for the three and six months ended September 30, 2019 were $0.2 million and $0.3 million, respectively. Short-term and variable lease costs were not material for the three and six months ended September 30, 2019.

Disclosures related to periods prior to adopting the new lease guidance

Rent expense for the three and six months ended September 30, 2018 was $0.06 million and $0.1 million, respectively.

Approximate future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$455
2021	675
2022	692
2023	711
2024	731
Thereafter	1,662
Total minimum operating lease payments	$4,926

Note 11—Subsequent events

Sale of RSL’s interest in the Company

On October 31, 2019, RSL and certain of its affiliates entered into a definitive agreement (the “DSP Transaction Agreement”) with DSP pursuant to which, among other things, DSP agreed to acquire all of RSL’s ownership interest in the Company. The transaction contemplated by the DSP Transaction Agreement (the “DSP Transaction”) is expected to close late in calendar year 2019 or early in calendar year 2020.  Upon consummation of the DSP Transaction, all of the Company’s common shares held by RSL would be transferred to an affiliate of DSP (such acquiring entity, the “DSP Acquirer”).

DSP letter of agreement

In conjunction with the DSP Transaction Agreement, the Company entered into a letter agreement with DSP (the “DSP Letter Agreement”), pursuant to which, among other things, DSP committed to provide the Company with a $200 million low-interest, interest-only, five-year term loan facility with no payments until the end of the term (the “DSP Financing”) upon the closing of the DSP Transaction.  In addition, under the DSP Letter Agreement, DSP committed to enter into a shareholder rights agreement with the Company upon the closing of the DSP Transaction that will provide certain protections for minority shareholders for so long as DSP or its affiliates hold beneficial ownership of 50% or more of the Company’s then outstanding voting power.  These protections include:

•

a requirement for a minimum of three independent directors on the Company’s board of directors (each of whom cannot be removed by the DSP Acquirer unless it obtains approval of a majority of the minority shareholders);

•	the appointment of a lead independent director;
•

any transaction proposed by DSP that would increase DSP’s beneficial ownership to over 76% of the outstanding voting power would require approval by a majority of the Company’s three independent directors (if occurring prior to the second anniversary of the DSP Transaction) and (if such transaction would increase DSP’s beneficial ownership to over 80% of our outstanding voting power) a majority of the Company’s minority shareholders voting on such matter; and

•	any related-party transactions between DSP and the Company would require the approval of a majority of the Company’s three independent directors.

Moreover, pursuant to the DSP Letter Agreement, the Company agreed to abide by certain customary pre-closing covenants set forth in the DSP Transaction Agreement as if the Company were party to it, including, among other things, obligations to: (i) carry on its business in the ordinary course in all material respects; (ii) continue its ongoing clinical trials, to the extent commercially reasonable; (iii) preserve its relationships with suppliers, licensors, and other counterparties in all material respects; (iv) use commercially reasonable efforts to retain its officers, certain key employees, and consultants; (v) refrain from declaring or paying any dividends or making other equity distributions, subject to certain exceptions; (vi) refrain from repurchasing or issuing shares or other equity securities or granting liens with respect to such equity securities, subject to certain exceptions; (vii) refrain from acquiring any entities, divisions or assets, subject to certain exceptions; (viii) refrain from incurring any debt, subject to certain exceptions; and (ix) refrain from entering into or amending certain categories of material agreements.

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

Enrolled patients were randomized across more than 200 sites into one of three groups for a 12-week treatment period: vibegron 75 mg administered orally once daily, placebo administered orally once daily, or extended release tolterodine, or tolterodine ER (a commonly prescribed anticholinergic for OAB), 4 mg administered orally once daily. Additionally, more than 500 patients completing the initial 12-week blinded assessment were enrolled in a 40-week double-blind extension study to evaluate the safety and efficacy of longer-term treatment.

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

Vibegron achieved its primary endpoint demonstrating that vibegron does not have an effect on daytime systolic ambulatory blood pressure compared to placebo (where no effect was defined as a change from baseline of less than 3.5mm Hg compared to placebo within a 90% confidence interval). For mean ambulatory daytime systolic blood pressure, there was no statistically significant or clinically relevant difference for vibegron compared to placebo. The treatment differences from baseline to day 28 for vibegron in mean ambulatory systolic blood pressure over placebo were +0.81 mm Hg, for diastolic blood pressure -0.04 mm Hg and for mean daytime heart rate +0.88 beats/minute.  Regarding the categorical changes from baseline in systolic blood pressure for the in clinic visit vital signs, there were small, not clinically relevant increases in the percentage of patients having a 10 mm Hg or 15mmg Hg increase in systolic blood pressure for vibegron compared to placebo. The adverse event profile was consistent with the EMPOWUR phase 3 study with the most common adverse events being headache, diarrhea, upper respiratory tract infection and urinary tract infection at rates below 5%.

We also completed the pharmacokinetic study on food effect and the crushed tablet of vibegron 75 mg. The study results support the proposed labeling for administration of vibegron with or without food and as a crushed tablet in soft food.

In September 2019, we reported positive long-term data from the double-blind extension of our pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. In this double-blind extension of the Phase 3 EMPOWUR trial with over 500 patients, vibegron 75 mg further improved the treatment benefit on key OAB symptoms such as micturitions, UUI, urgency and total incontinence over the 40-week extension period. Among the 52-week EMPOWUR vibegron treatment group, the reduction in micturitions at week 52 was 2.4 episodes per day from a baseline of 11.32 episodes and the reduction in urgency episodes was 3.4 episodes per day from a baseline of 8.0 episodes. Vibegron demonstrated sustained efficacy for urge urinary incontinence as the reduction in urge urinary incontinence was 2.2 episodes at week 52 from a baseline of  3.18 per day. In addition, a total of 61% of patients on vibegron achieved at least a 75% reduction in their daily urge urinary incontinence episodes from baseline at week 52 and 41% of patients on vibegron became “dry” which is defined as having no urge urinary incontinence episodes at week 52. In the 40-week extension of our Phase 3 EMPOWUR trial, there was one death in a 63-year old patient in the vibegron treatment group due to arteriosclerotic disease assessed by the investigator and the sponsor to not be treatment related. The overall adverse event profile of vibegron from the 40-week extension study was consistent with the 12-week EMPOWUR Phase 3 study. Vibegron was well tolerated and the most common adverse events reported versus tolterodine were hypertension (8.8% vs. 8.6%), urinary tract infections (6.6% vs. 7.3%), and headache (5.5% vs. 3.9%). All other common adverse events such as upper respiratory tract infection and diarrhea were below 5% for both vibegron and tolterodine. Overall, vibegron 75 mg demonstrated a continued improvement in symptoms with sustained efficacy and a favorable long-term safety and tolerability profile.

We plan to submit a new drug application, or NDA, to the FDA by the first quarter of 2020.

Our Phase 3 Program for the Treatment of OAB in Men with BPH

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases.  In part one, we assessed the initial safety in 82 patients via an independent Data Safety Monitoring Board. Part one of the study was completed and after reviewing the safety data, the independent Data Safety Monitoring Board agreed that we can begin part two of the study which we initiated in October 2019. Part two is assessing safety and efficacy in all patients, and testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints is measured at 12 weeks and includes change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate, prostate symptom scores and safety. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH. We expect to receive top-line data from the Phase 3 COURAGE trial in 2021.

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

URO-902

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. We intend to initiate a placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial in the fourth quarter of 2019 to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The proposed key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial will consider the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. The Biologics License Application for URO-902 will rely primarily on data from our planned Phase 2 and 3 clinical trials of URO-902.

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

In February 2019, we and our subsidiaries, Urovant Holdings Limited, or UHL, USG and Urovant Sciences, Inc., or USI, entered into a secured debt financing agreement with Hercules Capital, Inc., or Hercules, as agent and lender, or the Hercules Loan Agreement, in the amount of $100.0 million. A first tranche of $15.0 million was funded upon execution of the Hercules Loan Agreement, a second tranche of $30.0 million was funded in September 2019, and the remaining $55.0 million is available in two additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

As of September 30, 2019 and March 31, 2019, we had an accumulated deficit of $229.8 million and $175.5 million, respectively. For the three and six months ended September 30, 2019 and 2018, we recorded net losses of $25.7 million and $54.2 million and $24.6 million and $55.9 million, respectively. As of September 30, 2019, we had $67.8 million of cash and cash equivalents.

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

Sale of RSL’s Interest in the Company

On October 31, 2019, RSL and certain of its affiliates entered into a definitive agreement, or the DSP Transaction Agreement, with Sumitomo Dainippon Pharma Co., Ltd., or DSP, pursuant to which, among other things, DSP agreed to acquire all of RSL’s ownership interest in the Company. The transaction contemplated by the DSP Transaction Agreement, or the DSP Transaction, is expected to close late in calendar year 2019 or early in calendar year 2020.  Upon consummation of the DSP Transaction, all of our common shares held by RSL would be transferred to an affiliate of DSP (such acquiring entity, the “DSP Acquirer”).

In conjunction with the DSP Transaction Agreement, we entered into a letter agreement with DSP, or the DSP Letter Agreement, pursuant to which, among other things, DSP committed to provide us with a $200 million low-interest, interest-only, five-year term loan facility with no payments until the end of the term, or the DSP Financing, upon the closing of the DSP Transaction.  In addition, under the DSP Letter Agreement, DSP committed to enter into a shareholder rights agreement with us upon the closing of the DSP Transaction that will provide certain protections for minority shareholders for so long as DSP or its affiliates hold beneficial ownership of 50% or more of our then outstanding voting power.  These protections include:

•

a requirement for a minimum of three independent directors on our board of directors (each of whom cannot be removed by the DSP Acquirer unless it obtains approval of a majority of the minority shareholders);

•	the appointment of a lead independent director;
•

any transaction proposed by DSP that would increase DSP’s beneficial ownership to over 76% of the outstanding voting power would require approval by a majority of our three independent directors (if occurring prior to the second anniversary of the DSP Transaction) and (if such transaction would increase DSP’s beneficial ownership to over 80% of our outstanding voting power) a majority of our minority shareholders voting on such matter; and

•	any related-party transactions between DSP and the Company would require the approval of a majority of our three independent directors.

Moreover, pursuant to the DSP Letter Agreement, we agreed to abide by certain customary pre-closing covenants set forth in the DSP Transaction Agreement as if we were party to it, including, among other things, obligations to: (i) carry on our business in the ordinary course in all material respects; (ii) continue our ongoing clinical trials, to the extent commercially reasonable; (iii) preserve our relationships with suppliers, licensors, and other counterparties in all material respects; (iv) use commercially reasonable efforts to retain our officers, certain key employees, and consultants; (v) refrain from declaring or paying any dividends or making other equity distributions, subject to certain exceptions; (vi) refrain from repurchasing or issuing shares or other equity securities or granting liens with respect to such equity securities, subject to certain exceptions; (vii) refrain from acquiring any entities, divisions or assets, subject to certain exceptions; (viii) refrain from incurring any debt, subject to certain exceptions; and (ix) refrain from entering into or amending certain categories of material agreements.

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

Research and Development Expenses

Our research and development expenses to date have been primarily attributed to the license of rights to vibegron and URO-902, the initiation and ongoing activities related to our clinical programs and the increase in our personnel. Research and development expenses include program-specific costs, as well as costs that are not allocated to a specific program.

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

Research and development expenses also include in-process research and development expense related to our acquisition of the rights to our product candidates, vibegron and URO-902 from Merck and ICI, respectively.

Research and development activities will continue to be central to our business model. Product candidates in later stages of clinical development, such as vibegron, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct. We expect our overall research and development expenses to continue to be a significant area of spend over the next several years as we advance the clinical development of vibegron and URO-902 and prepare to seek regulatory approval. With the completion of the Phase 3 EMPOWUR study, clinical trial costs for vibegron will gradually decrease but are expected to be partially offset by increases in other areas, such as regulatory and medical affairs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Operating expenses:
Research and development	$17,796	$20,664
General and administrative	7,435	3,664
Total operating expenses	25,231	24,328
Other (expense) income:
Interest expense, net	(581)	—
Loss on disposal of furniture and equipment	—	—
Other (expense) income	79	(309)
Loss before provision for income taxes	(25,733)	(24,637)
Provision for income taxes	8	5
Net loss	$(25,741)	$(24,642)

Research and Development Expenses

For the three months ended September 30, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018
Program-specific costs:
Vibegron	$14,824	$17,900
URO-902	649	20

License fees	—	252

Unallocated costs:
Share-based compensation	257	293
Personnel expenses	1,475	1,518
Services Agreements	—	178
Other expense	591	503
Total research and development expenses	$17,796	$20,664

Research and development expenses decreased by $2.9 million, to $17.8 million, for the three months ended September 30, 2019 compared to $20.7 million for the three months ended September 30, 2018. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $3.2 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study;
•	a decrease of $0.3 million in chemistry, manufacturing and controls costs;
•	a decrease of $0.3 million for in-process research and development paid under the ICI license agreement; and
•	a decrease of $0.2 million in costs billed under the Service Agreements.

These decreased expenses were partially offset by an increase of $1.1 million in other program-specific third-party research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million, to $7.4 million, for the three months ended September 30, 2019 compared to $3.7 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $1.4 million in general overhead and corporate expenses;
•	an increase of $1.2 million in personnel-related costs and share-based compensation expense for stock options granted to employees and board members;
•	an increase of $1.1 million in market research and other commercial readiness costs; and
•	an increase of $0.5 million in legal and other professional and consulting fees.

These increased costs were partially offset by a decrease of $0.5 million in share-based compensation expense allocated to us by RSL and costs billed under the Services Agreements.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $0.6 million for the three months ended September 30, 2019.

Comparison of the Six Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Operating expenses:
Research and development	$39,810	$48,009
General and administrative	12,900	7,788
Total operating expenses	52,710	55,797
Other (expense) income:
Interest expense, net	(1,094)	—
Loss on disposal of furniture and equipment	(236)	—
Other (expense) income	(111)	(80)
Loss before provision for income taxes	(54,151)	(55,877)
Provision for income taxes	75	60
Net loss	$(54,226)	$(55,937)

Research and Development Expenses

For the six months ended September 30, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Six Months Ended September 30,
	2019	2018
Program-specific costs:
Vibegron	$34,126	$42,287
URO-902	819	20

License fees	—	252

Unallocated costs:
Share-based compensation	522	565
Personnel expenses	3,206	2,215
Services Agreements	—	2,150
Other expense	1,137	520
Total research and development expenses	$39,810	$48,009

Research and development expenses decreased by $8.2 million, to $39.8 million, for the six months ended September 30, 2019 compared to $48.0 million for the six months ended September 30, 2018. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $10.2 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study;
•	a decrease of $2.2 million in costs billed under the Services Agreements; and
•	a decrease of $0.3 million for in-process research and development paid under the ICI license agreement.

These decreased expenses were partially offset by:

•	an increase of $2.2 million in other program-specific third-party research and development costs;
•	an increase of $1.0 million in personnel-related costs;
•	an increase of $0.7 million increase in chemistry, manufacturing and controls costs; and
•	an increase of $0.6 million in other unallocated third-party research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, to $12.9 million, for the six months ended September 30, 2019 compared to $7.8 million for the six months ended September 30, 2018. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $2.5 million in personnel-related costs and share-based compensation expense;
•	an increase of $2.5 million in general overhead and corporate expenses;
•	an increase of $1.1 million in legal and other professional and consulting fees; and
•	an increase of $0.5 million in market research and other commercial readiness costs.

These increased expenses were partially offset by a $1.5 million decrease in share-based compensation expense allocated to us by RSL and costs billed under the Services Agreements.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $1.1 million for the six months ended September 30, 2019.

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

In February 2019, we entered into the Hercules Loan Agreement in the amount of $100.0 million. A first tranche of $15.0 million was funded in February 2019, a second tranche of $30.0 million was funded in September 2019 and the remaining $55.0 million is available in two additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

As of September 30, 2019, we had an accumulated deficit of $229.8 million and a cash and cash equivalents balance of $67.8 million, as compared to $175.5 million and $85.4 million, respectively, as of March 31, 2019. Prior to our IPO and the Hercules Loan Agreement, all operations had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the three and six months ended September 30, 2019 and 2018, we had a net loss of $25.7 million and $54.2 million and $24.6 million and $55.9 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	advance our Phase 3 COURAGE trial of vibegron for the treatment of OAB in men with BPH;
•	advance our Phase 2a trial of vibegron for the treatment of abdominal pain due to IBS;
•	initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	prepare and file the NDA for vibegron in adults with OAB;
•	expand our chemistry, manufacturing, and control and other manufacturing related activities;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
•	service debt obligations and payment of interest associated with the Hercules Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, and initiate and advance our planned Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash and cash equivalents will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to our ability to manage the amount and timing of our spend, that may prove to be wrong and we could use our available capital resources sooner than we currently expect. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved. There can be no assurance that the potential DSP Financing will be available or that the DSP Transaction will close and adequate additional funding may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, URO-902 or any future product candidate, we expect to finance our cash needs through a combination of the potential DSP Financing, the remaining financing commitment available to us from the Hercules Loan Agreement, equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Our agreement with Hercules Capital, Inc. involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, including the potential DSP Financing, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the first calendar quarter of 2020. Additionally, we may have to discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern. We will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, curtailment of the Company’s development activities and other discretionary expenditures that are within the Company’s control.  These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of the Company’s planned objectives in fiscal year 2020.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(46,968)	$(44,344)
Net cash used in investing activities	(589)	(162)
Net cash provided by financing activities	30,023	38,971

Operating Activities

For the six months ended September 30, 2019, $47.0 million of cash was used in operating activities. This was primarily attributable to a net loss of $54.2 million and a decrease of $0.3 million in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $4.1 million in prepaid expenses and other current assets primarily due to the expense of amounts paid in advance of services performed by our CRO for our Phase 3 EMPOWUR study, $2.3 million in share-based compensation expense from stock options and restricted stock units granted to employees and board members, $0.3 million in non-cash operating lease costs, $0.2 million from the loss on disposal of furniture and equipment upon our move to the new Irvine, California office space, and $0.4 million for the amortization of the debt discount and issuance costs from the Hercules Loan Agreement.

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

Investing Activities

For the six months ended September 30, 2019 and 2018, $0.6 million and $0.2 million of cash was used in investing activities, respectively, all for the purchase of furniture and equipment.

Financing Activities

For the six months ended September 30, 2019, cash provided by financing activities of $30.0 million was primarily attributable to proceeds of $30.0 million from the debt financing with Hercules Capital, Inc., proceeds of $0.2 million from the exercise of stock options, and capital contributions from RSL of $0.2 million, offset by the payment of debt financing costs in connection with the Hercules Loan Agreement of $0.4 million.

For the six months ended September 30, 2018, cash provided by financing activities of $39.0 million was attributable to capital contributions from RSL totaling $40.2 million, offset by IPO costs paid of $1.2 million.

Contractual Obligations and Commitments

During the six months ended September 30, 2019, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019, except that, during the six months ended September 30, 2019, the interest-only payment period and the maturity date of the Hercules Loan Agreement were extended by six months and twelve months, respectively, as contemplated in the Hercules Loan Agreement upon reaching certain milestones and the second tranche of $30 million was drawn subsequent to the achievement of the milestone. See Note 4, “Long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this agreement.

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

During the six months ended September 30, 2019, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on June 14, 2019.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability. Our net loss was $25.7 million and $54.2 million and $24.6 million and $55.9 million for the three and six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $229.8 million.

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

•	the timing, costs and results of our proposed Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the costs of preparing and filing the NDA for vibegron in adults with OAB;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own; and
•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We currently believe that our existing cash and cash equivalents will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital, including the potential DSP Financing, will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the first calendar quarter of 2020. Additionally, we may have to discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. Attempting to secure additional capital, including the potential DSP Financing, may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, the Hercules Loan Agreement, additional debt financings, including the potential DSP Financing, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Pursuant to the DSP Letter Agreement, DSP committed to provide us the DSP Financing and to discuss terms on which they can support our commercialization and operations upon the closing of the DSP Transaction; if we are unable to obtain the DSP Financing or other contemplated support from DSP on terms acceptable to us, our business could be adversely impacted.

In connection with the DSP Transaction and pursuant to the DSP Letter Agreement, DSP committed to provide us the DSP Financing and to discuss with us, in good faith, terms on which DSP can provide us access to their commercial infrastructure in the United States and operational support services.  Each of these commitments is conditioned on the closing of the DSP Transaction.  Even if the DSP Transaction is consummated, DSP, because of its own business considerations, may be unable or unwilling to provide us the DSP Financing or services to support our commercialization and operations on acceptable terms, or at all.

If we are unable to obtain the DSP Financing, we will need to find alternative sources of capital, which may not be available to us on acceptable terms, or at all.  If we are unable to raise sufficient additional capital, we may have to significantly delay or discontinue our development and commercialization efforts, or potentially discontinue all operations. If we have to issue equity securities to raise additional capital, our existing shareholders’ ownership may be substantially diluted, and we may have to grant liquidation preferences to the new investors.  Moreover, whether we raise capital through equity issuances or by incurring additional debt, we may have to agree to unfavorable financial terms or onerous restrictions on our operations and business development.

Likewise, if we are unable to negotiate acceptable terms on which we can access DSP’s commercial infrastructure in the United States and obtains services that support our operations, we will have to find alternative means to develop and commercialize our product candidates.  Building our own commercial infrastructure in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of a third party could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  If we are unable to secure sufficient access to commercial infrastructure, we may need to sell or license our intellectual property to other parties who desire to commercialize our product candidates.  In addition, it may be difficult to find alternative service providers on terms acceptable to us.

Finally, attempting to secure alternative sources of capital, service providers or access to commercial infrastructure may divert the time and attention of our management from our day-to-day operations and impair the development of our product candidates.

Our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s Good Clinical Practice, or GCP, or current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidates, if any. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations. If the DSP Transaction is consummated, we may become affiliated with different entities, and any misconduct or improper activities by the employees of these new affiliates could have an adverse effect on our results of operations.

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

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In April 2019, the European Council and the United Kingdom agreed to extend the deadline by which they must agree to a withdrawal agreement to October 31, 2019, a deadline which was subsequently extended until January 31, 2020. It is unclear whether they will successfully reach an agreement prior to that date, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union.

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

Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including RSL and its affiliates or if the DSP Transaction is consummated, DSP and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our current or future product candidates could be delayed.

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

In addition, our common shares are held by a relatively small number of holders. RSL owns approximately 75% of our outstanding common shares as of September 30, 2019, all of which common shares would be transferred to the DSP Acquirer at the closing of the DSP Transaction. Moreover, our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

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

•	failure to successfully develop and commercialize our current or any future product candidates;
•	failure to maintain our relationships with Merck and ICI or to comply with the terms of our license agreements with these licensors;
•	failure to consummate the DSP Transaction by the parties thereto;
•	inability to obtain additional funding, including the DSP Financing;
•	regulatory or legal developments in the United States or other countries or jurisdictions applicable to our current and any future product candidates;
•	adverse regulatory decisions;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for our current or any future product candidates, or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	changes in the market valuations of similar companies;
•	market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	changes in estimates of financial results or investment recommendations by securities analysts;
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

RSL controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” In addition, for so long as the RSL designated directors control all matters presented to our board of directors for a vote, we will be a “controlled company.” It is expected that, after closing of the DSP Transaction, the DSP Acquirer will control a majority of the voting power of our outstanding common shares and will have the ability to designate a number of directors who, once elected, will control all matters presented to our board of directors for a vote. For so long as we remain a “controlled company,” we may elect not to comply with certain corporate governance requirements, including the requirements:

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

RSL beneficially owns approximately 75% of the voting power of our outstanding common shares as of September 30, 2019, all of which common shares would be transferred to the DSP Acquirer at the closing of the DSP Transaction. As a result, RSL has (and, upon closing of the DSP Transaction, the DSP Acquirer will have) the ability to substantially influence us and exert significant control through this ownership position. For example, RSL and its shareholders will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests (and, upon the closing of the DSP Transaction, the DSP Acquirer’s interests) may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL, the DSP Acquirer, or another successor to RSL or the DSP Acquirer continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

RSL has the right to appoint two directors to our board of directors, each of whom has three votes.

RSL is entitled to appoint two directors to our board of directors, each of whom has three votes on all matters presented to the board of directors. All other directors have one vote on all matters presented to the board of directors. While the directors appointed by RSL are obligated to act in accordance with their fiduciary duty, they may have equity or other interests in RSL and, accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. The two directors appointed by RSL and who currently serve on our board of directors are able to determine the outcome of all matters presented to the board of directors. Pursuant to the DSP Letter Agreement and in connection with the DSP Transaction, our Board of Directors agreed to approve an amendment to our bye-laws that would transfer the rights described in this risk factor from RSL to the DSP Acquirer, subject to such rights terminating at such time that DSP (together with any parent or wholly owned subsidiary of DSP) ceases to hold at least a majority of the aggregate voting rights attached to our outstanding shares.

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

In addition, we are party to certain related party agreements with RSL, RSI and RSG. If the DSP Transaction is consummated, we may become party to various related party agreements with the DSP Acquirer and its affiliates, including the DSP Financing. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and RSL, RSI, RSG or any other subsidiary of RSL is (and, upon the closing of the DSP Transaction, any material transaction between us and the DSP Acquirer and its affiliates would be) subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

The DSP Transaction may cause disruptions that could have an adverse effect on our business and stock price.

The DSP Transaction is expected to close late in calendar year 2019 or early in calendar year 2020. After the closing of the DSP Transaction, the DSP Acquirer will control a majority of the voting power of our outstanding common shares. A number of factors could adversely affect our business or our stock price during the pendency or following the closing of the DSP Transaction, including:

•

If the DSP Transaction is consummated, the DSP Acquirer will be able to control certain matters requiring our shareholders’ approval, including the election of non-independent directors and the matters over which RSL currently has control.

•	Following the closing of the DSP Transaction, the DSP Acquirer could implement changes to our business or take other corporate actions that our other shareholders may not view as beneficial.
•	The anticipated benefits of the DSP Transaction may not occur or may occur in a less pronounced way than currently expected.
•

If the DSP Transaction is consummated, the vesting of equity awards under the 2017 Plan will accelerate, which could adversely affect the market price of our common shares in the event that the holders of those equity awards elect to exercise their vested awards and sell the underlying common shares.

•	The pendency of the DSP Transaction creates uncertainty for our employees, which could make it difficult to attract and retain qualified management and commercial, scientific and clinical personnel.
•

During the pendency of the DSP Transaction, pursuant to the DSP Letter Agreement, we agreed to abide by certain customary pre-closing covenants, and the restrictions imposed by these covenants on our operations could impair our management’s ability to respond to changing circumstances and exploit business opportunities that may arise during this period.

•

During the pendency of the DSP Transaction, the DSP Acquirer’s review of our business and liabilities will require assistance from our management, which may pull their attention away from our primary business or other development programs.

•

We have entered into a number of services agreements with RSI and RSG, and the transition of the rights and obligations under those agreements from RSL to the DSP Acquirer may cause disruptions to our normal operations.

•	If we have to find other service providers to replace RSI and RSG, this process may distract our management’s attention away from our primary business.
•	The DSP Transaction may increase the risk of litigation, which could distract management and negatively impact our business.

In addition to these risks, the DSP Transaction may result in unanticipated risks or other unintended consequences that could have an adverse effect on our business and stock price.

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

As of September 30, 2019, there were an aggregate of 4,184,654 common shares subject to outstanding options and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and other contractual restrictions described above. If the DSP Transaction is consummated, the vesting of equity awards under the 2017 Plan will accelerate. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

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

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, but we have engaged consultants with appropriate public company experience and technical accounting knowledge to assist in compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. In addition, our effective tax rate and the availability of any tax holidays could be adversely affected if we do not obtain favorable tax rulings from certain taxing jurisdictions. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws and interpretations on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of the jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no reportable sales of unregistered equity securities other than as reported in the Company’s Current Report on Form 8-K filed on September 25, 2019.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description		Incorporated by Reference			Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Amended and Restated Bye-laws.	S-1	333-226169	3.3	7/13/18

4.1	Warrant Agreement, dated September 20, 2019, issued to Hercules Capital, Inc.	8-K	001-38667	4.1	9/25/19

10.1	Urovant Sciences Ltd. 2019 Employee Stock Purchase Plan	8-K	001-38667	10.1	9/17/19

10.2	Urovant Sciences Ltd. 2017 Equity Incentive Plan, as amended and restated	8-K	001-38667	10.2	9/17/19

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

UROVANT SCIENCES LTD.

Date:	November 7, 2019	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Date:	November 7, 2019	By:	/s/ Ajay Bansal
Ajay Bansal
Principal Financial Officer