Form 10-Q
period 2019-12-31
Urovant Sciences Ltd.
filed 2020-02-13
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 12, 2020, the registrant had 30,519,955 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	March 31, 2019
Assets		(Note 2)
Current assets:
Cash and cash equivalents	$131,921	$85,353
Restricted cash	243	243
Prepaid expenses and other current assets	10,182	12,914
Due from Sumitovant Pharma Ltd.	111	—
Total current assets	142,457	98,510
Furniture and equipment, net	1,241	923
Operating lease right-of-use assets	3,219	—
Restricted cash, net of current portion	623	600
Other assets	11	88
Total assets	$147,551	$100,121

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,388	$1,925
Accrued expenses	14,701	9,877
Due to Roivant Sciences Ltd.	7	15
Interest payable	343	—
Current portion of long-term debt	43,760	—
Current portion of operating lease liabilities	335	—
Total current liabilities	61,534	11,817
Long-term debt, net of current portion	87,287	13,534
Operating lease liabilities, net of current portion	3,179	—
Total liabilities	152,000	25,351

Commitments and contingencies (Note 9)

Shareholders' (deficit) equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,519,688 and 30,322,911 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	394	269
Additional paid-in capital	266,173	250,032
Accumulated deficit	(271,016)	(175,531)
Total shareholders' (deficit) equity	(4,449)	74,770
Total liabilities and shareholders' (deficit) equity	$147,551	$100,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development(1)	$23,099	$21,299	$62,909	$69,308
General and administrative(2)	16,687	4,862	29,587	12,650
Total operating expenses	39,786	26,161	92,496	81,958
Other income (expense):
Interest expense, net	(1,401)	—	(2,495)	—
Loss on disposal of furniture and equipment	—	—	(236)	—
Other income (expense), net	(34)	(219)	(145)	(299)
Loss before provision for income taxes	(41,221)	(26,380)	(95,372)	(82,257)
Provision for income taxes	38	61	113	121
Net loss	$(41,259)	$(26,441)	$(95,485)	$(82,378)
Net loss per common share—basic and diluted	$(1.36)	$(0.87)	$(3.14)	$(3.51)
Weighted average common shares outstanding—basic and diluted	30,413,946	30,264,643	30,365,142	23,450,692

(1)

Includes $0 and $0 and $0 and $2,230 of costs allocated from Roivant Sciences Ltd. during the three and nine months ended December 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).

(2)

Includes $80 and $213 and $21 and $1,700 of costs allocated from Roivant Sciences Ltd. during the three and nine months ended December 31, 2019 and 2018, respectively. Also includes share-based compensation expense (see Note 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(41,259)	$(26,441)	$(95,485)	$(82,378)
Other comprehensive income (loss):
Foreign currency translation adjustment	29	216	125	313
Total other comprehensive income	29	216	125	313
Comprehensive loss	$(41,230)	$(26,225)	$(95,360)	$(82,065)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income	Equity (Deficit)
Balance at March 31, 2019	30,322,911	$1	$(1)	$—	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Net loss	—	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	1	(1)	—	251,279	(204,016)	457	47,720
Capital contributions from RSI and RSG	—	—	—	—	60	—	—	60
Share-based compensation expense	—	—	—	—	1,221	—	—	1,221
Exercise of stock options	41,001	—	—	—	150	—	—	150
Warrants issued with long-term debt	—	—	—	—	438	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	(25,741)	—	(25,741)
Balance at September 30, 2019	30,381,433	1	(1)	—	253,148	(229,757)	365	23,756
Capital contributions from RSI and RSG	—	—	—	—	61	—	—	61
Share-based compensation expense	—	—	—	—	12,529	—	—	12,529
Exercise of stock options	128,434	—	—	—	498	—	—	498
Vesting of restricted stock units, net of tax withholding	9,821	—	—	—	(63)	—	—	(63)
Foreign currency translation adjustment	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(41,259)	—	(41,259)
Balance at December 31, 2019	30,519,688	$1	$(1)	$—	$266,173	$(271,016)	$394	$(4,449)

	Common Shares		Common Shares	Shareholder	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Paid-in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions from RSI and RSG	—	—	—	—	18,500	—	—	18,500
Share-based compensation expense	—	—	—	—	320	—	—	320
Capital contribution – share-based compensation expense	—	—	—	—	486	—	—	486
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	(220)
Net loss	—	—	—	—	—	(31,295)	—	(31,295)
Balance at June 30, 2018	20,025,098	1	(1)	(1,310)	91,868	(95,480)	(213)	(5,135)
Capital contributions from RSI and RSG	—	—	—	—	21,744	—	—	21,744
Share-based compensation expense	—	—	—	—	895	—	—	895
Capital contribution – share-based compensation expense	—	—	—	—	94	—	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	317	317
Net loss	—	—	—	—	—	(24,642)	—	(24,642)
Balance at September 30, 2018	20,025,098	1	(1)	(1,310)	114,601	(120,122)	104	(6,727)
Capital contributions from RSI and RSG	—	—	—	1,310	36	—	—	1,346
Issuance of common shares in initial public offering, net of commissions and offering costs of $11.3 million	10,297,813	—	—	—	132,931	—	—	132,931
Share-based compensation expense	—	—	—	—	833	—	—	833
Foreign currency translation adjustment	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	(26,441)	—	(26,441)
Balance at December 31, 2018	30,322,911	$1	$(1)	$—	$248,401	$(146,563)	$320	$102,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(95,485)	$(82,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	132
Share-based compensation expense	14,797	2,628
Amortization of debt discount and issuance costs	664	—
Non-cash operating lease cost	448	—
Loss on disposal of furniture and equipment	236	—
Unrealized foreign currency translation adjustment	125	313
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,897	(9,944)
Other assets	77	—
Due from Sumitovant Pharma Ltd.	(111)	—
Due to Roivant Sciences Ltd.	(8)	(1,449)
Accounts payable	463	2,863
Accrued expenses	4,998	2,770
Operating lease liabilities	(153)	—
Interest payable	343	—
Net cash used in operating activities	(70,531)	(85,065)
Cash flows from investing activities:
Purchases of furniture and equipment	(732)	(193)
Net cash used in investing activities	(732)	(193)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	251	41,590
Proceeds from exercise of stock options	718	—
Debt financing costs paid	(387)	—
Deferred offering costs paid	(165)	—
Cash proceeds from debt financing	117,500	—
Payment of restricted stock units tax withholding on net settlement	(63)	—
Proceeds from issuance of common shares in initial public offering, net of offering costs	—	132,931
Net cash provided by financing activities	117,854	174,521
Net change in cash, cash equivalents and restricted cash	46,591	89,263
Cash, cash equivalents and restricted cash—beginning of period	86,196	7,194
Cash, cash equivalents and restricted cash—end of period	$132,787	$96,457
Non-cash financing activities:
Warrants issued with long-term debt	$438	$—
Debt financing costs included in accrued expenses	$213	$—
Supplemental disclosure of cash paid:
Income taxes	$61	$174
Interest	$1,641	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder, or OAB. The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902, is a gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available U.S. Food and Drug Administration (“FDA”) approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”). In November 2016, the Company incorporated as its wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland, (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America, and in March 2019 incorporated as its wholly owned subsidiaries (4) Urovant Treasury Holdings, Inc. (“UTH”), a Delaware corporation based in the United States of America, and (5) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

On December 27, 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) and RSL announced the closing of the transactions between Sumitomo and RSL and certain of its affiliates contemplated by the definitive transaction agreement entered into on October 31, 2019 (the “Sumitomo Transaction”), pursuant to which all of the Company’s common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution (“Sumitovant”), and subsequent to such contribution, Sumitomo acquired all issued and outstanding equity securities of Sumitovant (see Note 5).

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

[B] Liquidity:

The Company has not historically been capitalized with sufficient funding to conduct its operations. Certain other costs of conducting the Company’s operations prior to the Company’s initial public offering, which was completed in October 2018, were paid by RSL, inclusive of its wholly owned subsidiaries, and were reimbursed by the Company including amounts pursuant to services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”).

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. The Company currently believes its existing cash and cash equivalents, together with the remaining financing commitment from Sumitomo of  $212.5 million which is available to the Company if future funding requests are in accordance with the Company’s board approved operating budget (see Note 4[B]), will be sufficient to fund its committed operating expenses and capital expenditure requirements over which the Company has control of timing of payments for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage the amount and timing of its’ spend. The Company will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements. However, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Sumitomo involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing when needed, its operations and clinical activities would need to be scaled back to reduce working capital requirements or discontinued and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern.

The Company’s future operations are highly dependent on a combination of factors, including (1) the success of its research and development programs; (2) regulatory approval and market acceptance of vibegron, URO-902 or any future product candidate; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) the timely and successful completion of any additional financing.

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of December 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 and the condensed consolidated statements of shareholders’ equity (deficit) for the three and nine months ended December 31, 2019 and 2018 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2019.

The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020 or for any future period.

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

[B] Use of estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, as well as share-based compensation, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

The Company’s financial instruments consist of cash, cash equivalents consisting of money market accounts, restricted cash, accounts payable, accrued expenses, amounts due to and from RSL and Sumitomo and long-term debt. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. The remaining financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$131,921	$85,353
Restricted cash	866	843
Cash, cash equivalents and restricted cash	$132,787	$86,196

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

[F] Pushdown accounting:

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, (“ASU No. 2014-17”).  ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The Company elected not to apply pushdown accounting in its unaudited condensed consolidated financial statements upon the change-in-control of the Company on December 27, 2019 (see Note 5).

[G] Net loss per common share:

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

At December 31, 2019 and 2018, potentially dilutive securities were as follows:

	December 31,
	2019	2018
Options	4,358,720	2,866,666
Restricted stock units (unvested)	89,650	5,000
Warrants	99,777	—
Total	4,548,147	2,871,666

[H] Recently adopted accounting pronouncements:

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

[I] Recently issued accounting pronouncements:

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

Note 3—Accrued expenses

Accrued expenses at December 31, 2019 and March 31, 2019 consist of the following (in thousands):

	December 31, 2019	March 31, 2019
Research and development expenses	$11,382	$4,993
Compensation-related expenses	2,334	3,398
Professional services expenses	467	821
Other general and administrative expenses	518	665
Total accrued expenses	$14,701	$9,877

Note 4—Long-term debt

[A] Hercules Capital:

In February 2019, the Company and its subsidiaries, UHL, USG (collectively with the Company and UHL, the “Borrowers”) and USI (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as agent and lender, in the amount of $100 million (the “Term Loans”). A first tranche of $15 million, or net cash proceeds of $14.1 million, was funded upon execution of the Hercules Loan Agreement, and a second tranche of $30 million was funded in September 2019. The Company terminated the Hercules Loan Agreement in January 2020, as described in further detail below. Prior to termination, the remaining $55 million was available in two additional optional tranches through June 30, 2021, subject to certain terms and conditions, including the achievement of certain milestones.

The Term Loans bore a variable interest rate equal to the greater of (i) 10.15% or (ii) the lesser of (x) the prime rate as reported in The Wall Street Journal plus 4.65% and (y) 12.15%. The interest rate on the Term Loans was 10.15% at December 31, 2019. The Company was obligated to make monthly payments of accrued interest for the first 12 months from closing (the “Interest-only Period”), followed by monthly installments of principal and interest through the maturity date. Pursuant to the terms of the Hercules Loan Agreement, the end of the Interest-only Period was extended from April 1, 2020 to October 1, 2020 as a result of the achievement of a clinical milestone. Subject to the achievement of certain other milestones, the Interest-only Period could have been extended an additional six months to April 1, 2021.

The Term Loans matured 36 months from closing and included an option for the Loan Parties to extend the maturity date up to 18 months subject to the achievement of certain defined milestones. Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date (as defined in the Hercules Loan Agreement) was extended from March 1, 2022 to March 1, 2023 as a result of the achievement of a clinical milestone. The Loan Parties had the option to prepay the Terms Loans and the prepayment of the Term Loans was subject to, in some circumstances, a prepayment charge equal to 2% in the first 12 months from closing, 1% in the second 12 months, and 0% thereafter. Upon repayment of the Term Loans, the Company was obligated to pay an end of term charge in an amount equal to 4.25% of the amount of the Term Loans actually advanced.

On January 2, 2020, the Company terminated the Hercules Loan Agreement in connection with and as a requirement under the $300 million unsecured revolving debt financing agreement the Company entered into on December 27, 2019 with Sumitomo, as lender (the “Sumitomo Loan Agreement”) (see Note 4[B]). On December 26, 2019, Hercules delivered a limited waiver of the mandatory prepayment provisions under the Hercules Loan Agreement to permit the Company’s entry into the Sumitomo Loan Agreement, so long as the obligations under the Hercules Loan Agreement were repaid by January 7, 2020. The Company’s obligations under the Hercules Loan Agreement were repaid in full on January 2, 2020, using the financing the Company obtained pursuant to the Sumitomo Loan Agreement. Prepayment of the Hercules Loan Agreement prior to the one-year anniversary of its execution required the Company to pay a prepayment charge of $0.9 million and the Company was also obligated to pay an end of term charge of $1.9 million.  As a result, the outstanding debt obligations to Hercules as of December 31, 2019 were classified as a current liability in the accompanying condensed consolidated balance sheet.

The Company’s obligations under the Hercules Loan Agreement were fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Hercules Loan Agreement were secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions. The Hercules Loan Agreement contained certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The agreement also contained a minimum cash covenant that required the Loan Parties to hold certain minimum cash balances in the event that either certain milestones were not achieved or the market capitalization of the Company was below a certain threshold for certain periods of time. Such minimum cash covenant ceased to apply if the Company achieved certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also contained customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurred, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans would have become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% would have been applied to the outstanding principal balance, and Hercules could have declared all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Hercules Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Hercules Loan Agreement would have automatically become due and payable. The Company was in compliance with the covenants under the Hercules Loan Agreement as of December 31, 2019.

In connection with each funding of the Term Loans, the Company was required to issue to Hercules a warrant (the “Warrants”) to purchase a number of the Company’s common shares equal to 2% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding (or for the first and second tranches only at the lower of (i) $9.02 per share or (ii) the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding). The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of common shares for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

In connection with the first tranche of the Term Loans, the Company issued a Warrant to Hercules, exercisable for an aggregate of 33,259 of the Company’s common shares at an exercise price of $9.02 per share. Concurrent with the funding of the second tranche, the Company issued a Warrant to Hercules exercisable for an aggregate of 66,518 of the Company’s common shares at an exercise price of $9.02 per share. The Company accounted for the Warrants as equity instruments since they were indexed to the Company’s common shares and met the criteria for classification in shareholders’ equity. The relative fair value of the Warrants related to the first and second tranche funding was approximately $0.2 million and $0.4 million, respectively, and were treated as a discount to the Term Loans. This amount was being amortized to interest expense using the effective interest method over the life of the Term Loans. The Company estimated the fair value of the Warrants using the Black-Scholes option-pricing model based on the following key assumptions:

	Tranche 1	Tranche 2
Exercise price	$9.02	$9.02
Common share price on date of issuance	$10.50	$10.12
Expected volatility	69.6%	65.9%
Contractual term, in years	7.00	7.00
Risk-free interest rate	2.55%	1.68%
Expected dividend yield	—%	—%

The Company recorded the first tranche of the Term Loans at a discount of $1.8 million, including the proceeds allocated to the related Warrant, and incurred financing costs of $0.4 million relating to the Hercules Loan Agreement which were recorded as an offset to long-term debt on the Company’s condensed consolidated balance sheet. The Company recorded the second tranche of the Terms Loans at a discount of $1.7 million, including the proceeds allocated to the related Warrant. The debt discount and deferred financing costs were being amortized over the term of the debt using the effective interest method, and were included in interest expense in the Company’s condensed consolidated statement of operations. During the three and nine months ended December 31, 2019, interest expense included $0.3 million and $0.7 million, respectively, of amortized debt discount and issuance costs related to the Term Loans.  As a result of the repayment of the obligations under the Hercules Loan Agreement on January 2, 2020, the remaining unamortized debt discount and issuance costs as of December 31, 2019 of $3.2 million will be amortized in full in the quarter ending March 31, 2020.

Outstanding debt obligations as of December 31, 2019 to Hercules Capital, Inc. were as follows (in thousands):

December 31, 2019
Principal amount	$45,000
End of term charge	1,913
Less: unamortized debt discount and issuance costs	(3,153)
Loan payable less unamortized debt discount and issuance costs	43,760
Less: current maturities	(43,760)
Long-term debt, net of unamortized debt discount and issuance costs	$—

[B] Sumitomo:

On December 27, 2019, the Company entered into the Sumitomo Loan Agreement which provides the Company with a $300 million unsecured revolving debt facility with Sumitomo. Sumitomo funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. Additional funds may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to certain terms and conditions.

Loans under the Sumitomo Loan Agreement (“Loans”) bear a variable interest rate per annum equal to the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 3% payable on the last day of each calendar quarter. If LIBOR becomes unavailable in the future, the Company and Sumitomo will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The interest rate on the Loans was 4.96% at December 31, 2019. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

The Company’s obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of the Company’s direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Sumitomo Loan Agreement required that, within ten business days of funding, a portion of the proceeds of the Loans shall be used to repay in full all outstanding obligations under the Hercules Loan Agreement. The Hercules Loan Agreement was repaid in full on January 2, 2020 (see Note 4[A]).

The Sumitomo Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Sumitomo may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Sumitomo Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants under the Sumitomo Loan Agreement as of December 31, 2019.

The Company incurred financing costs of $0.2 million relating to the Sumitomo Loan Agreement which are recorded as an offset to long-term debt on the Company’s condensed consolidated balance sheet. The deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statement of operations.

Outstanding debt obligations to Sumitomo are as follows (in thousands):

December 31, 2019
Principal amount	$87,500
Less: unamortized debt issuance costs	(213)
Loan payable less unamortized debt issuance costs	87,287
Less: current maturities	—
Long-term debt, net of unamortized debt issuance costs	$87,287

Note 5—Related party transactions

[A] Sumitomo loan agreement:

See Note 4[B] for information regarding the Sumitomo Loan Agreement.

[B] Investor rights agreement – Sumitomo and Sumitovant:

On December 27, 2019, the Company entered into an investor rights agreement with Sumitomo and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed to comply with any demands by Sumitovant to register for sale, under the Securities Act of 1933, as amended, any common shares of the Company beneficially owned by Sumitovant that have an anticipated aggregate net offering price of at least $5 million, subject to certain customary exceptions and the right of the Company to refuse any demand for registration if the Company already effected two registrations for Sumitovant in the year preceding such demand. In addition, the Company agreed to periodically provide Sumitovant with (i) certain financial statements, projections, capitalization summaries and other information customarily provided to significant investors in publicly-traded companies and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request.

Moreover, the Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of the Company’s directors (the “Total Voting Power”). These protections include, among other things: (i) a requirement for a minimum of three independent directors on the Company’s Board of Directors (the “Board”) (each of whom cannot be removed by Sumitomo or certain of its affiliates without the approval of a majority of the minority shareholders); (ii) a requirement that the audit committee of the Board (the “Audit Committee”) be comprised solely of independent directors; (iii) the appointment of Mr. Pierre Legault as the Company’s lead independent director; (iv) a requirement that any transaction proposed by Sumitomo or certain of its affiliates that would increase Sumitomo’s beneficial ownership to over 76% of the Total Voting Power be approved by the Audit Committee (if occurring prior to December 27, 2021) and, if such transaction would increase Sumitomo’s beneficial ownership to over 80% of the Total Voting Power, a majority of the Company’s minority shareholders must vote on such matter; and (v) a requirement that any related person transactions between Sumitomo or certain of its affiliates and the Company be approved by the Audit Committee, consistent with the Company’s existing Related Person Transactions Policy.

Pursuant to the Investor Rights Agreement, the Company also agreed that so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, the Company will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of the Company’s securities to ensure that Sumitomo’s beneficial ownership percentage does not decline as a result of such issuance. No amounts have been paid or received under this agreement; however, the Company believes this agreement is material to its business and operations.

[C] Services agreements – Roivant:

In May 2017, the Company entered into a services agreement with RSI effective January 17, 2017, as amended and restated on July 9, 2018, under which RSI agreed to provide certain administrative and research and development services to the Company during its formative period. Under this services agreement, the Company pays or reimburses RSI for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI employees, RSI will charge back the employee compensation expense plus a pre-determined markup. RSI also provided such services prior to the formalization of this services agreement, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs are billed back to the Company at cost.  The condensed consolidated financial statements also include third-party expenses that have been paid by RSI and RSL since the inception of the Company.

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

Under the Services Agreements, for the three and nine months ended December 31, 2019 and 2018, the Company incurred expenses of $0.08 million and $0.2 million and $0.02 million and $3.3 million, respectively, inclusive of the mark-up. Based upon the service performed under the Services Agreements, amounts included in research and development expenses totaled $0 and $0 and $0 and $2.1 million, and amounts included in general and administrative expenses totaled $0.08 million and $0.2 million and $0.02 million and $1.2 million during the three and nine months ended December 31, 2019 and 2018, respectively.

[D] Information sharing and cooperation agreement – Roivant:

On July 9, 2018, the Company entered into an information sharing and cooperation agreement (the “Cooperation Agreement”) with RSL. The Cooperation Agreement, among other things: (1) obligated the Company to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) required the Company to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) required the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a shareholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of the Company’s subsidiaries, subject to certain limitations set forth in the Cooperation Agreement.

In addition, the Cooperation Agreement included an automatic termination provision that would be triggered upon the later to occur of such time as when (1) RSL holds less than 25% of the aggregate voting rights attached to the Company’s common shares and (2) RSL is no longer required to consolidate the Company’s financial results in accordance with U.S. GAAP.  On December 27, 2019, RSL consummated the Sumitomo Transaction, pursuant to which RSL divested all of the Company’s common shares it previously held.  As a result of the consummation of the Sumitomo Transaction, both of the preconditions to the automatic termination of the Cooperation Agreement have occurred, and the Cooperation Agreement terminated pursuant to its terms.

No amounts were paid or received under this agreement prior to its termination.

[E] Data sharing agreement – Roivant:

On May 22, 2018, USG entered into a data sharing agreement (the “Data Sharing Agreement”) with Datavant, Inc. (“Datavant”), a subsidiary of the Company’s former parent company, RSL. Pursuant to this Data Sharing Agreement, USG granted to Datavant a royalty-free, worldwide (excluding jurisdictions prohibited by the United States government), non-exclusive, irrevocable license to all data, subject to certain exceptions set forth in the Data Sharing Agreement, collected as part of clinical trials (but not prior to completion of such clinical trials and the publication or presentation of the data generated in connection with such clinical trials) or other patient-level data that is owned or licensed by USG and all other data mutually agreed by USG and Datavant, solely for Datavant to (1) use such data to develop its data or other analytics products (the “Datavant Products”), or (2) provide such data to third parties, subject to the limitations and conditions set forth in the Data Sharing Agreement, including limitations on providing such data to any third party that competes with USG. Pursuant to the Data Sharing Agreement, Datavant granted to USG a royalty-free, worldwide (excluding jurisdictions prohibited by the United States government), nonexclusive, irrevocable license to use all data, subject to certain exceptions set forth in the Data Sharing Agreement, owned or licensed by Datavant and applicable Datavant Products for such specified purposes as set forth in the Data Sharing Agreement. The Data Sharing Agreement has an initial term of two years and will automatically renew annually thereafter, subject to 30 days’ written notice of termination by either party. In addition, either party may terminate (1) upon a change of control of either party upon 60 days’ written notice or (2) upon 90 days’ written notice for an uncured material breach by the other party. No amounts have been paid or received under this agreement, however, the Company believes this agreement is material to its business and operations.

[F] Operating lease – Roivant:

In June 2019, the Company entered into a sublease agreement with its affiliate, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The sublease has scheduled rent increases each year and the total sublease payment obligations under the agreement is $0.6 million.  See Note 10 for more details on the sublease.

Note 6—Income taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the U.S. for federal and state taxes.

The Company’s effective tax rate for the three months ended December 31, 2019 and 2018 was (0.09)% and (0.23)%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2019 and 2018 was (0.12)% and (0.15)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7—Shareholders’ equity (deficit)

[A] Capital contributions:

For the three and nine months ended December 31, 2019, RSL made capital contributions of $0.1 million and $0.3 million, respectively. For the three and nine months ended December 31, 2018, RSL made capital contributions of $0.04 million and $40.3 million, respectively.

[B] At-the-market equity offering program:

In November 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell its common shares having an aggregate offering price of up to $50 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as the Company’s agent.  During the three months ended December 31, 2019, no shares were issued and sold under the Sales Agreement. As of December 31, 2019, the Company had $50 million of capacity available to it under its “at-the-market” equity offering program.

Note 8—Share-based compensation

Equity incentive plan:

On June 1, 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”), under which 2,002,509 common shares were initially reserved for grant.  On June 15, 2018, the Board of Directors approved an increase in the number of common shares reserved for grant under the 2017 Plan of 1,068,006 common shares. The 2017 Plan was approved by the Company’s shareholders in September 2018. In connection with the Company’s initial public offering, the 2017 Plan was amended effective upon the execution of the underwriting agreement related to the offering.  All references herein to the Company’s 2017 Plan will be deemed to refer to the 2017 Plan, as amended and restated, unless context otherwise requires.

In September 2019, the shareholders of the Company approved an amendment to the 2017 Plan to increase the number of common shares reserved for issuance under the 2017 Plan by 3,000,000 common shares.

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

At December 31, 2019, a total of 3,853,541 common shares were available for future issuance under the 2017 Plan.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Risk-free interest rate	1.55% - 1.72%	2.82% - 3.06%	1.39% - 2.33%	2.73% - 3.06%
Expected term, in years	6.11	6.00 - 6.11	5.50 - 6.11	6.00 - 6.25
Expected volatility	68.9% - 70.0%	65.8% - 68.1%	62.7% - 70.0%	65.8% - 68.4%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through December 31, 2019 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2019	4,058,866	$6.10	$3.90	9.13
Granted	619,600	$9.23	$5.60
Exercised	(186,956)	$3.84	$2.47
Forfeited	(132,790)	$6.55	$4.37
Options outstanding at December 31, 2019	4,358,720	$6.63	$4.19	8.58	$38,703
Options exercisable at December 31, 2019	4,145,620	$6.45	$4.08	8.51	$37,576

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at December 31, 2019. As a result of the Sumitomo Transaction, which triggered a change in control as defined in the 2017 Plan, options to purchase a total of 2,804,385 common shares accelerated vesting and became exercisable during the three and nine months ended December 31, 2019. At December 31, 2019, there were 4,145,620 vested or exercisable options outstanding. During the three and nine months ended December 31, 2019, the Company granted options to purchase 317,500 common shares and 619,600 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price of $9.98 and $9.23, respectively, under the 2017 Plan.  The aggregate intrinsic value of options exercised to purchase 128,434 common shares and 186,956 common shares, respectively, during the three and nine months ended December 31, 2019 was $1.1 million and $1.3 million, respectively.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through December 31, 2019 is as follows:

Number of Shares
Unvested balance at March 31, 2019	5,000
Granted	99,650
Vested	(15,000)
Unvested balance at December 31, 2019	89,650

The weighted average grant-date fair value of RSUs granted during the three and nine months ended December 31, 2019 was $10.06 and $9.85 per unit, respectively.

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Share-based compensation recognized as:
Research and development	$2,844	$322	$3,366	$887
General and administrative	9,685	511	11,431	1,741
	$12,529	$833	$14,797	$2,628

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

As a result of the Sumitomo Transaction, which triggered a change in control as defined in the 2017 Plan, share-based compensation expense recognized due to the accelerated vesting of stock options and RSUs was $10.3 million during the three and nine months ended December 31, 2019.  For the three and nine months ended December 31, 2019 and 2018, the Company recorded share-based compensation expense related to stock options and RSUs issued to employees, directors and consultants of $12.5 million and $14.8 million and $0.8 million and $2.0 million, respectively.  This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $2.4 million at December 31, 2019 and is expected to be recognized over a weighted-average period of 3.65 years.

[B] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded no share-based compensation expense for the three and nine months ended December 31, 2019. For the three and nine months ended December 31, 2018, the Company recorded share-based compensation of $0 and $0.6 million, respectively.

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

RSL RSUs:

In connection with his employment agreement, the Company’s Principal Executive Officer was granted 66,845 RSUs of the Company’s former parent company, RSL, during the year ended March 31, 2018. The RSUs have a requisite service period of eight years and have no dividend rights. The RSUs will vest upon the achievement of both a performance and market condition, if both are achieved within the requisite service period. As of December 31, 2019, the performance condition had not been met and was deemed not probable of being met.

For the three and nine months ended December 31, 2019 and 2018, the Company recorded no share-based compensation expense related to the RSUs that were issued. At December 31, 2019, there was $0.9 million of unrecognized compensation expense related to non-vested RSUs. The Company will recognize the expense upon the probable achievement of the performance condition through the requisite service period.

Note 9—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement, the Codexis enzyme supply agreement, the Kyorin information sharing collaboration agreement and the Services Agreements with RSI and RSG (see Note 5[C]).

In December 2019, the Company achieved a certain regulatory milestone pursuant to the Kyorin information sharing collaboration agreement and, as a result, recorded a milestone payment of $2.5 million, which is included in research and development expenses for the three and nine months ended December 31, 2019 in the accompanying condensed consolidated statement of operations. The remaining obligation under this agreement of $8.0 million would be due upon achievement of a regulatory milestone by the Company in the United States, subject to certain specific conditions which the Company believes are not probable to occur.

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

During the three and nine months ended December 31, 2019, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2019 other than the lease agreement entered into in June 2019 with RSI (see Note 10).

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

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet.   The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through five months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that we are obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of December 31, 2019 and March 31, 2019. The remaining lease term is 6.4 years at December 31, 2019 and the estimated incremental borrowing rate applied is 12.4%.

In June 2019, the Company entered into a sublease agreement with our affiliate, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term.

The Company is required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of December 31, 2019. The remaining lease term is 5.6 years at December 31, 2019 and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

December 31, 2019
Operating lease right-of-use assets	$3,219

Operating lease liabilities, current portion	$335
Operating lease liabilities, long-term portion	3,179
Total lease liabilities	$3,514

Weighted average remaining lease term (years)	6.3 years
Weighted average discount rate	12.4%

Supplemental cash flow information for the nine months ended December 31, 2019 related to operating leases as follows (in thousands):

December 31, 2019
Cash paid within cash flows used in operations	$153
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,414
Amortization of operating lease right-of-use assets	$195

The undiscounted future lease payments under the lease liabilities as of December 31, 2019 were as follows:

Years Ending March 31,	Lease Payments
Remainder of 2020	$185
2021	758
2022	781
2023	804
2024	828
Thereafter	1,794
Total lease payments	5,150
Less: imputed interest	(1,636)
Total lease liabilities	$3,514

Operating lease costs for the three and nine months ended December 31, 2019 were $0.2 million and $0.5 million, respectively. Short-term and variable lease costs were not material for the three and nine months ended December 31, 2019.

Disclosures related to periods prior to adopting the new lease guidance

Rent expense for the three and nine months ended December 31, 2018 was $0.1 million and $0.2 million, respectively.

Approximate future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$455
2021	675
2022	692
2023	711
2024	731
Thereafter	1,662
Total minimum operating lease payments	$4,926

Note 11—Subsequent events

Termination of Hercules Loan Agreement

In January 2020, the Company terminated the Hercules Loan Agreement (see Note 4[A]). The Company terminated the Hercules Loan Agreement in connection with, and as a requirement under, the Sumitomo Loan Agreement (see Note 4[B]). The Company’s obligations under the Hercules Loan Agreement as of the date of termination totaling $48.2 million were repaid in full, using the financing the Company obtained pursuant to the Sumitomo Loan Agreement.

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

Urovant Sciences GmbH, or USG, our wholly owned subsidiary, holds global commercial rights to vibegron, excluding China, Japan and certain other Asian countries. In September 2017, Kyorin Pharmaceutical Co., Ltd., or Kyorin, submitted a marketing application for vibegron to the Japan Pharmaceuticals and Medical Devices Agency, and received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB in September 2018.

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

In December 2019, we submitted a new drug application, or NDA, to the FDA seeking approval of once-daily 75mg vibegron for the treatment of patients with OAB with symptoms of urge urinary incontinence, urgency, and urinary frequency. We expect our PDUFA date to be in December 2020.

Our Phase 3 Program for the Treatment of OAB in Men with BPH

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases.  In part one, we assessed the initial safety in 82 patients via an independent Data Safety Monitoring Board. Part one of the study was completed and after reviewing the safety data, the independent Data Safety Monitoring Board agreed that we can begin part two of the study which we initiated in October 2019. Part two is assessing efficacy and safety in all patients, and testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy consists of the co-primary efficacy endpoints, including change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. The primary efficacy timepoint is Week 12 after treatment. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate, UUI episodes per day, the average volume voided per micturition, prostate symptom scores and safety. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH. We expect to receive top-line data from the Phase 3 COURAGE trial in 2021.

Our Phase 2a Program for the Treatment of Abdominal Pain Due to IBS

In December 2018, we enrolled our first patient in this trial. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The trial is expected to enroll approximately 200 patients in the United States, randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. The primary endpoint will be a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety. We expect to receive top-line data from the Phase 2a clinical trial in the second half of 2020.

URO-902

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. In December 2019, we enrolled our first patient in the placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial considers the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. We expect to receive top-line data from the Phase 2a clinical trial in 2021.

Sale of RSL’s Interest in the Company

On October 31, 2019, Roivant Sciences Ltd., or RSL, and certain of its affiliates entered into a definitive agreement, or the Sumitomo Transaction Agreement, with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, pursuant to which, among other things, Sumitomo agreed to acquire all of RSL’s ownership interest in the Company. In conjunction with the Sumitomo Transaction Agreement, we entered into a letter agreement with Sumitomo, or the Sumitomo Letter Agreement, pursuant to which, among other things, (i) Sumitomo committed to provide us with a low-interest, interest-only, five-year term loan facility with no principal repayments required to be made by us until the end of the term; and (ii) the parties agreed to enter into an investor rights agreement that would provide Sumitomo with customary registration and information rights and provide our minority shareholders certain protections outlined therein.

On December 27, 2019, Sumitomo and RSL announced the closing of the transactions contemplated by the Sumitomo Transaction Agreement, or the Sumitomo Transaction, pursuant to which all of our common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution, or Sumitovant, and subsequent to such contribution, Sumitomo acquired all issued and outstanding equity securities of Sumitovant.

Sumitomo Loan Agreement

On December 27, 2019, we entered into a $300 million unsecured revolving debt facility with Sumitomo, as lender, or the Sumitomo Loan Agreement. Sumitomo funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. Additional funds may be drawn down by us no more than once in any calendar quarter, subject to certain terms and conditions. Loans under the Sumitomo Loan Agreement, or the Loans, bear a variable interest rate per annum equal to the London Inter-bank Offered Rate, or LIBOR, plus a margin of 3% payable on the last day of each calendar quarter. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

Investor Rights Agreement

On December 27, 2019, we entered into an investor rights agreement with Sumitomo and Sumitovant, or the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, among other things, we agreed to comply with any demands by Sumitovant to register for sale, under the Securities Act of 1933, as amended, any common shares of the Company beneficially owned by Sumitovant that have an anticipated aggregate net offering price of at least $5 million, subject to certain customary exceptions and the right of the Company to refuse any demand for registration if we already effected two registrations for Sumitovant in the year preceding such demand. In addition, we agreed to periodically provide Sumitovant with (i) certain financial statements, projections, capitalization summaries and other information customarily provided to significant investors in publicly-traded companies and (ii) access to our books, records, facilities and employees during our normal business hours as Sumitovant may reasonably request.

Moreover, the Investor Rights Agreement also contains certain protections for our minority shareholders for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, or Total Voting Power. These protections include, among other things: (i) a requirement for a minimum of three independent directors on our Board of Directors, or the Board, (each of whom cannot be removed by Sumitomo or certain of its affiliates without the approval of a majority of the minority shareholders); (ii) a requirement that the audit committee of the Board, or the Audit Committee, be comprised solely of independent directors; (iii) the appointment of Mr. Pierre Legault as our lead independent director; (iv) a requirement that any transaction proposed by Sumitomo or certain of its affiliates that would increase Sumitomo’s beneficial ownership to over 76% of the Total Voting Power be approved by the Audit Committee (if occurring prior to December 27, 2021) and, if such transaction would increase Sumitomo’s beneficial ownership to over 80% of the Total Voting Power, a majority of our minority shareholders must vote on such matter; and (v) a requirement that any related person transactions between Sumitomo or certain of its affiliates and us be approved by the Audit Committee, consistent with our existing Related Person Transactions Policy.

Pursuant to the Investor Rights Agreement we also agreed that so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, we will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of our securities to ensure that Sumitomo’s beneficial ownership percentage does not decline as a result of such issuance.

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

Prior to the completion of our initial public offering, or IPO, our operations were primarily funded through capital contributions or short-term advances from RSL or its affiliates. In October 2018, we completed our IPO in which we sold 10,297,813 common shares, including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a public offering price of $14.00 per common share. The net proceeds to us were approximately $132.9 million, after deducting $10.1 million in underwriting discounts and commissions and $1.2 million in offering expenses.

In February 2019, we and our subsidiaries, Urovant Holdings Limited, or UHL, USG and Urovant Sciences, Inc., or USI, entered into a secured debt financing agreement with Hercules Capital, Inc., or Hercules, as agent and lender, or the Hercules Loan Agreement, in the amount of $100.0 million. A first tranche of $15.0 million was funded upon execution of the Hercules Loan Agreement, a second tranche of $30.0 million was funded in September 2019. On January 2, 2020, we terminated the Hercules Loan Agreement in connection with, and as a requirement under, the Sumitomo Loan Agreement. Our obligations under the Hercules Loan Agreement were repaid in full on January 2, 2020, using the financing of $87.5 million we obtained pursuant to the Sumitomo Loan Agreement.

In November 2019, we filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the offer and sale of up to an aggregate of $200.0 million of our securities. As part of the registration statement on Form S-3, we entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to sell our common shares having an aggregate offering price of up to $50.0 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as our agent.  No shares have been issued and sold under the Sales Agreement. As of December 31, 2019, we had $50.0 million of capacity available to us under our “at-the-market” equity offering program.

As of December 31, 2019 and March 31, 2019, we had an accumulated deficit of $271.0 million and $175.5 million, respectively. For the three and nine months ended December 31, 2019 and 2018, we recorded net losses of $41.3 million and $95.5 million and $26.4 million and $82.4 million, respectively. As of December 31, 2019, we had $131.9 million of cash and cash equivalents.

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

In June 2017, we entered into an intellectual property purchase agreement with Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of our former parent company, RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under our license agreement with Merck to RSG, solely as it relates to any of our rights or obligations in China. In connection with this assignment, we also entered into a separate collaboration agreement with RSG in June 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories.

Vibegron is also being developed by Kyorin for the treatment of OAB in Japan and certain other Asian territories. We entered into a collaboration agreement with Kyorin in August 2017. In September 2018, Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. Pursuant to this agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018 and, in December 2019, we achieved a certain regulatory milestone which triggered a milestone payment of $2.5 million. The remaining obligation under this agreement would be due upon the achievement of a certain regulatory milestone by us in the United States, subject to certain specific conditions which we believe are not probable to occur.

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

Research and development expenses also include in-process research and development expense related to our acquisition of the rights to our product candidates, vibegron and URO-902, from Merck and ICI, respectively.

Research and development activities will continue to be central to our business model. Product candidates in later stages of clinical development, such as vibegron, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct. We expect our overall research and development expenses to continue to be a significant area of spend over the next several years as we advance the clinical development of vibegron and URO-902 and prepare to seek regulatory approval. With the completion of the Phase 3 EMPOWUR study and submission of our NDA seeking approval of vibegron for the treatment of patients with OAB, development costs for vibegron for OAB will decrease but are expected to be partially offset by increases in development costs of vibegron for other indications, particularly if the programs are successful, as well as increases in other areas, such as regulatory, pharmacovigilance, and medical affairs.

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

General and Administrative Expense

General and administrative expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for general and administrative personnel, professional fees for legal, consulting, accounting, auditing and tax services, commercial readiness costs, insurance, facilities and information technology costs, and general overhead.

We anticipate that our general and administrative expenses will increase in the future to support anticipated organizational growth, commercial readiness and increased costs of continuing to operate as a public company. These increases will likely include increased costs related to the hiring of additional personnel, professional fees and general overhead. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Results of Operations

Comparison of the Three Months Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019	2018
Operating expenses:
Research and development	$23,099	$21,299
General and administrative	16,687	4,862
Total operating expenses	39,786	26,161
Other (expense) income:
Interest expense, net	(1,401)	—
Other (expense) income	(34)	(219)
Loss before provision for income taxes	(41,221)	(26,380)
Provision for income taxes	38	61
Net loss	$(41,259)	$(26,441)

Research and Development Expenses

For the three months ended December 31, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2019	2018
Program-specific costs:
Vibegron	$17,053	$19,350
URO-902	1,110	—

Unallocated costs:
Share-based compensation	2,844	322
Personnel expenses	1,583	1,367
Other expense	509	260
Total research and development expenses	$23,099	$21,299

Research and development expenses increased by $1.8 million, to $23.1 million, for the three months ended December 31, 2019 compared to $21.3 million for the three months ended December 31, 2018. The increase in research and development expenses was primarily attributed to the following:

•	the PDUFA fee of $2.9 million in connection with the submission of our NDA seeking approval of vibegron for the treatment of OAB;
•	a milestone payment of $2.5 million pursuant to the collaboration agreement with Kyorin;
•

an increase of $2.5 million in share-based compensation due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo; and

•	an increase of $1.6 million in other program-specific third-party research and development costs.

These increased expenses were partially offset by a decrease of $8.3 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study.

General and Administrative Expenses

General and administrative expenses increased by $11.8 million, to $16.7 million, for the three months ended December 31, 2019 compared to $4.9 million for the three months ended December 31, 2018. The increase in general and administrative expenses was primarily attributed to the following:

•

an increase of $9.2 million in share-based compensation expense for stock options and restricted stock units granted to employees and board members due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo;

•	an increase of $1.5 million in personnel-related costs;
•	an increase of $0.8 million in general overhead and corporate expenses; and
•	an increase of $0.5 million in market research and other commercial readiness costs.

These increased costs were partially offset by a decrease of $0.3 million in legal and other professional and consulting fees.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $1.4 million for the three months ended December 31, 2019.

Comparison of the Nine Months Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Operating expenses:
Research and development	$62,909	$69,308
General and administrative	29,587	12,650
Total operating expenses	92,496	81,958
Other (expense) income:
Interest expense, net	(2,495)	—
Loss on disposal of furniture and equipment	(236)	—
Other (expense) income	(145)	(299)
Loss before provision for income taxes	(95,372)	(82,257)
Provision for income taxes	113	121
Net loss	$(95,485)	$(82,378)

Research and Development Expenses

For the nine months ended December 31, 2019 and 2018, our research and development expenses consisted of the following (in thousands):

	Nine Months Ended December 31,
	2019	2018
Program-specific costs:
Vibegron	$51,179	$61,637
URO-902	1,929	—

License fees	—	252

Unallocated costs:
Share-based compensation	3,366	887
Personnel expenses	4,789	3,582
Services Agreements	—	2,150
Other expense	1,646	800
Total research and development expenses	$62,909	$69,308

Research and development expenses decreased by $6.4 million, to $62.9 million, for the nine months ended December 31, 2019 compared to $69.3 million for the nine months ended December 31, 2018. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $18.5 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study; and
•	a decrease of $2.2 million in costs billed under the service agreements with RSI and RSG.

These decreased expenses were partially offset by increases primarily attributed to the following:

•	an increase of $3.8 million in other program-specific third-party research and development costs;
•	the Prescription Drug User Fee Act, or PDUFA, fee of $2.9 million in connection with the submission of our NDA seeking approval of vibegron for the treatment of OAB;
•

an increase of $2.6 million in share-based compensation due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo;

•	a milestone payment of $2.5 million pursuant to the collaboration agreement with Kyorin;

•	an increase of $1.2 million in personnel-related costs; and
•	an increase of $0.8 million in chemistry, manufacturing and controls costs.

General and Administrative Expenses

General and administrative expenses increased by $16.9 million, to $29.6 million, for the nine months ended December 31, 2019 compared to $12.7 million for the nine months ended December 31, 2018. The increase in general and administrative expenses was primarily attributed to the following:

•

an increase of $10.2 million in share-based compensation expense for stock options and restricted stock units granted to employees and board members due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo;

•	an increase of $3.2 million in general overhead and corporate expenses;
•	an increase of $3.0 million in personnel-related costs;
•	an increase of $1.1 million in market research and other commercial readiness costs; and
•	an increase of $0.8 million in legal and other professional and consulting fees.

These increased expenses were partially offset by a $1.5 million decrease in share-based compensation expense allocated to us by RSL and costs billed under the services agreements with RSI and RSG.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on cash equivalents. Interest expense, net, was $2.5 million for the nine months ended December 31, 2019.

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

In February 2019, we entered into the Hercules Loan Agreement in the amount of $100.0 million. A first tranche of $15.0 million was funded in February 2019, a second tranche of $30.0 million was funded in September 2019.  In January 2020, we terminated the Hercules Loan Agreement in connection with, and as a requirement under, the Sumitomo Loan Agreement and repaid in full our remaining obligations under the Hercules Loan Agreement as of the date of termination totaling $48.2 million.

In December 2019, we entered into the Sumitomo Loan Agreement in the amount of $300.0 million. Sumitomo funded an initial amount of $87.5 million in December 2019. Additional funds totaling $212.5 million may be drawn down by us no more than once in any calendar quarter, subject to certain terms and conditions.

In November 2019, we filed a registration statement on Form S-3 under the Securities Act of 1933 to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes our $50.0 million “at-the market” equity offering program. As of December 31, 2019, we had $50.0 million of capacity available to us under our “at-the-market” equity offering program.

As of December 31, 2019, we had an accumulated deficit of $271.0 million and a cash and cash equivalents balance of $131.9 million, as compared to $175.5 million and $85.4 million, respectively, as of March 31, 2019. Prior to our IPO, the Hercules Loan Agreement and the Sumitomo Loan Agreement, all operations had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the three and nine months ended December 31, 2019 and 2018, we had a net loss of $41.3 million and $95.5 million and $26.4 million and $82.4 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•	establish a sales, marketing and distribution infrastructure;
•	advance our Phase 3 COURAGE trial of vibegron for the treatment of OAB in men with BPH;

•	advance the clinical development of vibegron for the treatment of abdominal pain due to IBS beyond our ongoing Phase 2a trial;
•	advance the clinical development of URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies beyond our ongoing Phase 2a trial;
•

expand our chemistry, manufacturing, and control and other manufacturing related activities, including scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;

•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	service debt obligations and payment of interest associated with the Sumitomo Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, and advance our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash and cash equivalents, together with the remaining financing commitment from Sumitomo of $212.5 million which is available to us if future funding requests are in accordance with our board approved operating budget, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to our ability to manage the amount and timing of our spend, that may prove to be wrong and we could use our available capital resources sooner than we currently expect. There can be no assurance that adequate additional funding when needed will be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, URO-902 or any future product candidate, we expect to finance our cash needs through a combination of the remaining financing commitment available to us from the Sumitomo Loan Agreement, equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Our agreement with Sumitomo involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital, when needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay or scale back our operations to reduce working capital requirements. Additionally, we may have to discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(70,531)	$(85,065)
Net cash used in investing activities	(732)	(193)
Net cash provided by financing activities	117,854	174,521

Operating Activities

For the nine months ended December 31, 2019, $70.5 million of cash was used in operating activities. This was primarily attributable to a net loss of $95.5 million. This amount was partially offset by $14.8 million in share-based compensation expense from stock options and restricted stock units granted to employees and board members as a result of the acceleration of vesting of certain stock options and restricted stock units due to the Sumitomo Transaction, an increase of $5.5 million in accounts payable and accrued expenses primarily due to the milestone payment due under the Kyorin collaboration agreement, a decrease of $2.9 million in prepaid expenses and other current assets primarily due to the expense of amounts paid in advance of services performed by our CRO for our Phase 3 EMPOWUR study, $0.5 million in non-cash operating lease costs, $0.2 million from the loss on disposal of furniture and equipment upon our move to a larger office space in Irvine, California, and $0.7 million for the amortization of the debt discount and issuance costs from the Hercules Loan Agreement.

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

Investing Activities

For the nine months ended December 31, 2019 and 2018, $0.7 million and $0.2 million of cash was used in investing activities, respectively, all for the purchase of furniture and equipment.

Financing Activities

For the nine months ended December 31, 2019, cash provided by financing activities of $117.9 million was primarily attributable to proceeds of $87.5 million from the Sumitomo Loan Agreement, proceeds of $30.0 million from the Hercules Loan Agreement, proceeds of $0.8 million from the exercise of stock options, and capital contributions from RSL of $0.3 million, offset by the payment of debt financing costs in connection with the Hercules Loan Agreement of $0.4 million and deferred offering costs in connection with our “at-the-market” equity offering program of $0.2 million.

For the nine months ended December 31, 2018, cash provided by financing activities of $174.5 million was primarily attributable to the net proceeds of $132.9 million from our IPO and capital contributions from RSL of $41.6 million.

Contractual Obligations and Commitments

During the nine months ended December 31, 2019, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on June 14, 2019, as described below.

During the nine months ended December 31, 2019, we entered into the Sumitomo Loan Agreement and received an initial amount of $87.5 million. In addition, the interest-only payment period and the maturity date of the Hercules Loan Agreement was extended by six months and twelve months, respectively, as contemplated in the Hercules Loan Agreement upon reaching certain milestones and the second tranche of $30 million was drawn subsequent to the achievement of the milestone. The Hercules Loan Agreement was then terminated in January 2020 and repaid in full. See Note 4, “Long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of these loan agreements.

During the nine months ended December 31, 2019, we achieved a certain regulatory milestone pursuant to the Kyorin collaboration agreement which triggered a milestone payment of $2.5 million. See Note 9, “Commitments and contingencies” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this agreement.

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

During the nine months ended December 31, 2019, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on June 14, 2019.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in January 2016, and our operations to date have primarily been developing vibegron for the treatment of OAB, organizing and staffing our company, and acquiring rights to vibegron and URO-902. We have not yet demonstrated an ability to successfully obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

•	attract and retain experienced management and advisory teams;
•	raise additional funds when needed and on terms acceptable to us;
•	commercial launch of our products, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for our product candidates;
•	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers; and
•	maintain, expand and protect our intellectual property portfolio.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability. Our net loss was $41.3 million and $95.5 million and $26.4 million and $82.4 million for the three and nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $271.0 million.

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

Even though we have submitted our NDA for vibegron, we cannot be certain that vibegron will receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market vibegron in the United States until we receive approval of our NDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

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

We submitted our NDA for vibegron in December 2019 but have not submitted a Biologics License Application, or BLA, for URO-902. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

•	we may not be able to demonstrate that our product candidates are effective as treatments for any of our targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
•	the FDA or other relevant regulatory authorities may identify unexpected efficacy or safety concerns while reviewing an NDA or similar application;
•	the FDA or other relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase our costs and prolong our development timelines;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
•	the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA or other relevant regulatory authorities may disagree with our proposed analysis plans for any clinical trials of our product candidates;
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

•	the timing, costs and results of our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own;

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates; and
•	the effect of competing technological and market developments.

We currently believe that our existing cash and cash equivalents, together with the remaining financing commitment available to us of $212.5 million from Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital when needed will be available on acceptable terms, or at all. If we are unable to raise additional capital, as needed, in sufficient amounts or on terms acceptable to us, we may have to significantly delay or scale back our operations to reduce working capital requirements. Additionally, we may have to discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. Attempting to secure additional capital, as needed, may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our Loan Agreement with Sumitomo, or the Sumitomo Loan Agreement, contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Pursuant to the Sumitomo Loan Agreement, we have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Sumitomo. The Sumitomo Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	incur liens;
•	make investments;
•	dispose of any property;
•	make distributions, including dividends;
•	enter into certain transactions with affiliates of Sumitomo;
•	consolidate or merge; and
•	alter the business of the Company.

These terms of the Sumitomo Loan Agreement could prevent us from taking certain actions without the consent of our lender, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The Sumitomo Loan Agreement also includes events of default, including, among other things, payment defaults; breaches of certain covenants or agreements; certain bankruptcy or insolvency events; the occurrence of certain events that could reasonably be expected to have a “material adverse effect”; and defaults in respect of certain other indebtedness.

Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding principal balance, and Sumitomo may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement.

If an event of default under the Sumitomo Loan Agreement were to occur and Sumitomo declared all outstanding obligations immediately due and payable, we would be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, Sumitomo would be able to take remedies permitted under the Sumitomo Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Loans under the Sumitomo Loan Agreement bear interest at a rate per annum equal to LIBOR plus a margin of 3.0% payable on the last day of each calendar quarter. On July 27, 2017, the U.K. Financial Conduct Authority, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021.

It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. Pursuant to the Sumitomo Loan Agreement, if LIBOR becomes unavailable in the future, we and Sumitomo will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. To the extent our interest rates increase as a result, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Raising additional funds by issuing securities may cause dilution to existing shareholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, the Sumitomo Loan Agreement, additional debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Under our agreements with Merck, Kyorin and ICI, we are subject to significant obligations, including payment obligations upon the achievement of specified milestones and payments based on product sales, as well as other material obligations. Certain of the milestone payments payable by us under these agreements are due upon events that will occur prior to our planned commercialization of our product candidates. Accordingly, we will be required to make such payments prior to the time at which we are able to generate revenue, if any, from sales of our product candidates. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

Following the closing of the Sumitomo Transaction, Sumitomo has committed to discuss terms on which they can support our commercialization and operations. If we are unable to obtain the contemplated commercial and operational support from Sumitomo on terms acceptable to us, our business could be adversely impacted.

Following the closing of the Sumitomo Transaction, Sumitomo committed to discuss with us, in good faith, terms on which Sumitomo can provide us access to their commercial infrastructure in the United States and operational support services, which may include access to certain distributors, managed care and back office support.  Sumitomo, because of its own business considerations, may be unable or unwilling to support our commercialization and operations on acceptable terms, or at all, and we may not be able to realize the benefits of Sumitomo’s broader commercial network.

If we are unable to negotiate acceptable terms on which we can access Sumitomo’s commercial infrastructure in the United States and obtain services that support our operations, we will have to find alternative means to develop and commercialize our product candidates.  Building our own commercial infrastructure in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of a third party could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  If we are unable to secure sufficient access to commercial infrastructure, we may need to sell or license our intellectual property to other parties who desire to commercialize our product candidates.  In addition, it may be difficult to find alternative service providers on terms acceptable to us.

Finally, attempting to secure alternative service providers or access to commercial infrastructure may divert the time and attention of our management from our day-to-day operations and impair the development of our product candidates.

Our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s Good Clinical Practice, or GCP, or current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidates, if any. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations. As a result of the consummation of the Sumitomo Transaction, we are affiliated with different entities, and any misconduct or improper activities by the employees of these new affiliates could have an adverse effect on our results of operations.

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

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In January 2020, the European Council and the United Kingdom entered into a withdrawal agreement, which sets the terms of the withdrawal of the United Kingdom from the European Union. Despite this agreement, it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union.

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

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit created economic uncertainty surrounding the terms of Brexit, and its consequences could negatively impact our financial condition, results of operations and cash flows.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including Sumitovant Biopharma Ltd., or Sumitovant, and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our current or future product candidates could be delayed.

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

Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an NDA, BLA or other similar application for regulatory approval. While we submitted our NDA for vibegron in December 2019, we cannot provide you any assurance that we will submit an NDA for regulatory approval for any of our other product candidates within our projected timeframes or that our NDA for vibegron or any other such applications will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of an NDA or similar application. The FDA may also find that the benefits of our product candidates do not outweigh their risks in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

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

In addition, prior to our acquisition of the rights to vibegron and URO-902, we had no involvement with or control over the nonclinical or clinical development of these product candidates. Additionally, pursuant to our collaboration agreement with Kyorin, who retains exclusive rights from Merck to develop and commercialize vibegron in Japan and certain other Asian territories, we may use supportive data generated by Kyorin in connection with seeking regulatory approval of vibegron in the territories in which we have rights to develop and commercialize vibegron. We are dependent on Merck, Kyorin and ICI having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to our current product candidates, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our product candidates, which could adversely affect our ability to generate any future revenue from sales of our product candidates, if approved.

Our gene therapy product candidate, URO-902, is based on a novel technology and the regulatory landscape that governs gene therapy products is uncertain and may change, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

The use of gene therapy in the treatment of OAB is novel. There can be no assurance that we will not experience problems or delays with the assessment of the current drug supply and in the future with developing our product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, which may prevent us from completing our clinical studies or commercializing URO-902 on a timely or profitable basis, if at all. We expect that the supply of URO-902 that was transferred to us under the ICI license agreement will only be sufficient for us to complete our Phase 2a study. Any issues we experience in the future with respect to the manufacturing or availability of URO-902 could significantly delay our URO-902 development program and harm our business prospects.

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

Although we submitted our NDA for vibegron in December 2019, any delay in, or termination of, our clinical trials will delay the submission of other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize vibegron and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support these claims for differentiation or the effectiveness or safety of vibegron. The FDA has substantial discretion in the review and approval process and may disagree that our studies support the differentiated claims we propose. We cannot guarantee that we will obtain approval for the differentiated claims we propose, if at all. Any failure to support our claims for differentiation or obtain approval from the FDA for the differentiated claims we propose could adversely impact our ability to compete with other available therapies.

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

Further, the FDA could institute a “class” label for all products in the same market, which could require us to include warnings or other information on the label of our product that may not be specifically applicable to our product. For example, while the results of the ambulatory blood pressure study of vibegron demonstrated that vibegron does not have an effect on daytime systolic ambulatory blood pressure compared to placebo, the FDA may nevertheless require a safety warning for blood pressure for all drugs in this class. If the FDA were to institute such a “class” label requiring a blood pressure warning, it would adversely impact our ability to differentiate vibegron from mirabegron, which did not achieve the same positive blood pressure results as vibegron. If we are unable to differentiate our products and compete effectively, our ability to successfully commercialize vibegron and our other product candidates, our business, operating results, prospects or financial condition may be harmed.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Prior to obtaining approval to commercialize a product candidate, we must demonstrate acceptable stability under various conducts and for commercially viable lengths of time. Given the timing for completion of validation, it is possible that we could experience delays in FDA approval and/or delays in the commercial launch of vibegron solely as a result of the time it takes to demonstrate acceptable stability. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. For example, in January 2020, we received the results from a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, coverage and reimbursement decisions. Such interviewees represented payors covering over 147 million U.S. commercial and Medicare Part D lives. The payor representatives interviewed expect that vibegron will likely be managed at a preferred or non-preferred branded tier, without restrictions, allowing patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. This market research study has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. The payor research does not warrant this management will take place at launch or prior to product review. There is no assurance that vibegron, if approved, would achieve adequate coverage and reimbursement levels, or that restrictions, including prior authorizations, will not be required by payors. There also is no assurance as to the timeline for obtaining any level of coverage for vibegron; coverage and reimbursement levels may not be achieved at or near launch.

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

Pursuant to our agreement with Merck, Merck provided us with a supply of vibegron, which we may only utilize in preclinical and clinical work. We expect that the vibegron drug substance transferred to us under our agreement with Merck will be sufficient for us to complete our currently planned clinical trials for the treatment of OAB in men with BPH and abdominal pain due to IBS. Additionally, supplies from our planned commercial manufacturers have become available and may be used in on-going and future clinical studies. We also expect that the URO-902 drug substance transferred to us under our license agreement with ICI will be sufficient for us to complete our Phase 2a study if materials continue to meet all specifications. We have recently contracted with a third-party vendor for the manufacturing of URO-902 for future preclinical studies and clinical trials, but the vendor has not yet manufactured any URO-902. We intend to contract with third-party vendors for commercialization if and when URO-902 receives marketing approval.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to FDA approval of our NDA for vibegron. We are currently contracted with one contract manufacturer for our supply of vibegron. Such contract manufacturer has not yet begun commercial manufacturing of vibegron. If the commencement of commercial manufacturing is delayed, FDA approval of vibegron may be delayed as well. Any such delays in the approval process would impact our expected timing for the commercial launch for vibegron, if approved, and could harm our business, operating results and prospects.

Further, if we are not able to identify additional contract manufacturers for the commercial supply of vibegron and are not able to produce a sufficient commercial supply of vibegron to support its commercial launch, it may jeopardize our ability to successfully commercialize vibegron and generate any revenue.

In addition, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

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

In addition, our common shares are held by a relatively small number of holders. Sumitovant owns approximately 75% of our outstanding common shares as of December 31, 2019. Moreover, our officers and directors have the potential to acquire shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold. In addition, future sales of substantial amounts of our common shares in the public market by those larger holders, or the perception that these sales could occur, may adversely impact the market price of our common shares and our shares could be difficult for a holder to liquidate.

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
•

any delay in future NDA filings or similar applications for vibegron and any other product candidates and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of our submitted NDA for vibegron or future NDA submissions or similar applications, as the case may be;

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

•	additions or departures of key scientific or management personnel;
•	short sales of our common shares;
•	sales of a substantial number of shares of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	sales or purchases of our common shares by our Section 16 officers;
•	sales of our common shares by us or our shareholders in the future, including through our “at-the-market” offering program;
•	negative coverage in the media or analyst reports, whether accurate or not;
•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•	size of our public float;
•	trading liquidity of our common shares;
•	investors’ general perception of our company and our business;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

As of December 27, 2019, following the closing of the Sumitomo Transaction, Sumitovant controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” In addition, for so long as the Sumitovant designated directors control all matters presented to our board of directors for a vote, we will be a “controlled company.” Sumitovant controls a majority of the voting power of our outstanding common shares and will have the ability to designate a number of directors who, once elected, will control all matters presented to our board of directors for a vote. For so long as we remain a “controlled company,” we may elect not to comply with certain corporate governance requirements, including the requirements:

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

Sumitovant owns a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

Sumitovant beneficially owns approximately 75% of the voting power of our outstanding common shares as of December 31, 2019. As a result, Sumitovant has the ability to substantially influence us and exert significant control through this ownership position. For example, Sumitovant and its lone shareholder, Sumitomo, will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. As a strategic investor, Sumitovant’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. For example, Sumitovant may oppose a merger, amalgamation, sale of assets or other major corporate transaction involving one of its competitors for reasons independent of its ownership of our common shares. As a result of Sumitovant’s voting power, it has the voting power to block matters submitted for shareholder approval. Further, Sumitovant is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of Sumitovant, or to Sumitovant’s business model, that could impact Sumitovant’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Sumitovant family of companies. So long as Sumitovant or another successor to Sumitovant continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

Sumitovant has the right to appoint two directors to our board of directors, each of whom has three votes.

Sumitovant is entitled to appoint two directors to our board of directors, each of whom has three votes on all matters presented to the board of directors. All other directors have one vote on all matters presented to the board of directors. While the directors appointed by Sumitovant are obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Sumitovant and, accordingly, their interests may be aligned with Sumitovant’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. The two directors appointed by Sumitovant and who currently serve on our board of directors are able to determine the outcome of all matters presented to the board of directors.

Our organizational and ownership structure may create significant conflicts of interests.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of our common shares, on the one hand, and Sumitovant and its shareholder, on the other hand. Certain of our directors have equity interests in Sumitovant and, accordingly, their interests may be aligned with Sumitovant’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have visibility into the Sumitovant ownership of any of our directors, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ Sumitovant ownership could impact the interests of those holders.

We may become party to various related party agreements with Sumitovant and its affiliates, including the Sumitomo Loan Agreement. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the minority holders of our common shares. Any material transaction between us and Sumitovant or any other subsidiary of Sumitovant or its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. Because Sumitomo beneficially owns more than 10% of the voting interests of RSL, Sumitomo is considered a “principal owner” of RSL under applicable accounting standards. As a result, even following the closing of the Sumitomo Transaction, transactions between us and RSL will be deemed related party transactions.

To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

The Sumitomo Transaction may cause disruptions that could have an adverse effect on our business and stock price.

The Sumitomo Transaction closed on December 27, 2019. Accordingly, Sumitovant now controls a majority of the voting power of our outstanding common shares. A number of factors could adversely affect our business or our stock price following the closing of the Sumitomo Transaction as we begin working with Sumitovant and undergo certain transitions following the closing, including:

•	Sumitovant now controls certain matters requiring our shareholders’ approval, including the election of non-independent directors and the matters over which RSL previously had control.
•	Sumitovant may implement changes to our business or take other corporate actions that our other shareholders may not view as beneficial.
•	The anticipated benefits of the Sumitomo Transaction may not occur or may occur in a less pronounced way than currently expected.
•

The vesting of equity awards under the 2017 Plan accelerated in accordance with its terms which could adversely affect the market price of our common shares in the event that the holders of those equity awards elect to exercise their vested awards and sell the underlying common shares.

•

The change in ownership of a majority of the voting power of our outstanding common shares creates uncertainty for our employees, which could make it difficult to attract and retain qualified management and commercial, scientific and clinical personnel.

•

In connection with the closing of the Sumitomo Transaction, we agreed to abide by certain covenants, and the restrictions imposed by these covenants on our operations could impair our management’s ability to respond to changing circumstances and exploit business opportunities that may arise in the future.

•	Sumitovant’s interaction with our business and liabilities will require assistance from our management, which may pull their attention away from our primary business or other development programs.
•

We have entered into a number of services agreements with RSI and RSG, and the transition of the rights and obligations under those agreements from RSL to Sumitovant may cause disruptions to our normal operations.

•	The Sumitomo Transaction may increase the risk of litigation, which could distract management and negatively impact our business.
•

We are now party to the Sumitomo Loan Agreement, which restricts us from taking certain actions without the consent of Sumitomo, thereby giving Sumitomo and Sumitovant additional control over our business.

•

While Sumitomo or Sumitovant also owns or is the majority shareholder of certain business service providers, we may not realize the benefits of this broader commercial network and may not enter into arrangements with these other providers.

In addition to these risks, the Sumitomo Transaction may result in unanticipated risks or other unintended consequences that could have an adverse effect on our business and stock price.

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

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. In addition, the terms of our Sumitomo Loan Agreement restrict our ability to pay dividends to limited circumstances. As a result, investors in our common shares may only receive a return if the market price of our common shares increases.

Future sales of our common shares may depress our share price.

Sales of a substantial number of our common shares in the public market, or the perception by investors that our shareholders intend to sell substantial amounts of our common shares in the public market, could depress the market price of our common shares even if our business is doing well. A decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities.

All of the common shares sold in our IPO, as well as shares issued upon the exercise of options granted to persons other than our officers and directors and shares held by our non-affiliated shareholders, are freely transferable without restrictions or further registration under the Securities Act. If our major shareholders, including Sumitovant, or any of our executive officers or directors were to sell a substantial portion of our common shares, or if the market perceived that Sumitovant or any of our executive officers or directors intends to sell our common shares, it could negatively affect our common share price and could cause our share price to fall.

As of December 31, 2019, there were an aggregate of 4,448,370 common shares subject to outstanding options and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. We have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes $50.0 million of our common shares under our “at-the-market” equity offering program described below. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

In November 2019, we entered into an “at-the-market” sales agreement with Jefferies LLC, or Jefferies, pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $50.0 million through Jefferies, acting as our agent. Through December 31, 2019, we have not sold any common shares pursuant to this “at-the-market” equity offering program. Whether we choose to effect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

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

We and Sumitovant, our majority shareholder, are incorporated under the laws of Bermuda. We currently have subsidiaries in the United Kingdom, Switzerland and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable taxing authorities.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. In addition, our effective tax rate and the availability of any tax holidays could be adversely affected if we do not obtain favorable tax rulings from certain taxing authorities. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws and interpretations on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of the jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

If taxing authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Changes in our effective tax rate may reduce our net income in future periods.

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the taxing authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organisation for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various taxing authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of share-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and (7) challenges to the transfer pricing policies related to our structure.

U.S. holders that own 10% or more of the combined voting power or value of our common shares may suffer adverse tax consequences because we and/or any of our non-U.S. subsidiaries are expected to be characterized as a “controlled foreign corporation,” or a CFC, under Section 957(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code.

A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by United States shareholders (U.S. persons who own stock representing 10% or more of the combined voting power or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain United States shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such United States shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.

We believe that we and our non-U.S. subsidiaries are classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service, or the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing of our common shares.

U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares. In addition, special information reporting may be required.

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash on hand and cash from future financings, including the cash proceeds from the Sumitomo Loan Agreement, in our business and whether we earn primarily passive income (such as interest income) in the current taxable year or future taxable years. With respect to the taxable year that ended on March 31, 2019, and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for our current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.

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

The tax consequences that would apply if we are classified as a PFIC may be different from those described above if a U.S. holder were able to make a valid “qualified electing fund,” or QEF, election. At this time, we do not expect to provide U.S. shareholders with the information necessary for a U.S. holder to make a QEF election. Prospective investors should assume that a QEF election will not be available.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no reportable sales of unregistered equity securities.

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

We have used all of the net proceeds from our initial public offering primarily to fund the nonclinical and clinical development of vibegron and URO-902, to expand our internal research and development capabilities, for commercial readiness, and for general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on September 27, 2018 pursuant to Rule 424(b) of the Securities Act.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description		Incorporated by Reference			Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Second Amended and Restated Bye-laws.					X

10.1+	Employment Agreement, dated October 28, 2019, by and between Ajay Bansal and Urovant Sciences, Inc.	8-K	001-38667	10.2	10/31/19

10.2	Letter Agreement, dated October 31, 2019, by and between Sumitomo Dainippon Pharma Co., Ltd. and Urovant Sciences Ltd.	8-K	001-38667	10.1	10/31/19

10.3	Loan Agreement, dated December 27, 2019, by and between Sumitomo Dainippon Pharma Co., Ltd. and Urovant Sciences Ltd.	8-K	001-38667	10.1	12/30/19

10.4	Investor Rights Agreement, dated December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., Urovant Sciences Ltd., and Sumitomo Biopharma Ltd.	8-K	001-38667	10.2	12/30/19

10.5	Open Market Sale Agreement, dated November 8, 2019, by and between the Company and Jefferies LLC	S-3	333-234620	1.2	11/12/19

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

UROVANT SCIENCES LTD.

Date:	February 13, 2020	By:	/s/ Keith A. Katkin
Keith A. Katkin
Principal Executive Officer

Date:	February 13, 2020	By:	/s/ Ajay Bansal
Ajay Bansal
Principal Financial Officer