Form 10-K
period 2020-03-31
Urovant Sciences Ltd.
filed 2020-06-19
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter ended September 30, 2019 was approximately $71,228,000 based on the closing price of the registrant’s common shares as reported on the Nasdaq Global Select Market on September 30, 2019 of $9.47 per share.

As of June 18, 2020, there were 30,799,340 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual General Meeting of Shareholders, or the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of the portions of the 2020 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

The forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	expectations regarding the timing, costs and results of clinical trials;
•	expectations regarding the progress, timing and costs associated with submissions for regulatory approvals and our ability to obtain and maintain such approvals;
•	the potential advantages and differentiated profile of vibegron compared to existing therapies for OAB;
•	expectations regarding product development and commercialization activities, if approved, including our sales force plans;
•	expectations regarding market opportunity, acceptance and success of our product candidates, if approved;
•	expectations regarding the scalability of the manufacturing capabilities of our third-party manufacturers if our product candidates are approved;
•	expectations regarding intellectual property protection for our product candidates;
•	our estimates regarding our future results of operations and sources of funding;
•	developments and projections relating to our competitors or our industry; and
•	the impact of the COVID-19 pandemic on our supply chain, business operations, future commercialization efforts, clinical trials and other aspects of our business.

Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors known and unknown that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K, elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities Exchange Commission, or SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1. Business.

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays. Vibegron is currently being developed for three potential indications: overactive bladder, or OAB, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.

Vibegron Development

OAB is a highly prevalent condition, with more than 30 million Americans over the age of 40 suffering from bothersome symptoms. We believe vibegron, if approved by the FDA, may offer a differentiated profile compared to current OAB therapies, including the potential for broader efficacy claims if the FDA approves the inclusion of urgency data, rapid onset of action data, and a single convenient once-daily dose in the label.  In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials conducted by third parties with a total of over 2,600 OAB patients, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively.

In March 2018, we initiated an international pivotal Phase 3 EMPOWUR trial evaluating vibegron for the treatment of OAB.  See “Vibegron for the Treatment of Overactive Bladder—Phase 3 EMPOWUR Trial for Overactive Bladder” below for further information.  Our Phase 3 clinical trial had a design in line with the international Phase 2b and Japanese Phase 3 clinical trials. In March 2019, we reported positive top-line results from this pivotal Phase 3 clinical trial with over 1,500 patients, with vibegron 75 mg meeting both co-primary efficacy endpoints and all seven key secondary endpoints. Onset of action for the co-primary endpoints was observed as early as week two, the first timepoint measured, and statistically significant efficacy was maintained at all timepoints measured through the end of the study. In September 2019, we reported positive long-term data from the double-blind extension of our pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. In this double-blind extension of the Phase 3 EMPOWUR trial with over 500 patients, vibegron 75 mg further improved the treatment benefit on key OAB symptoms such as acts of urination, or micturitions, urge urinary incontinence, or UUI, urgency and total incontinence over the 40-week extension period. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in December 2019. The FDA accepted our NDA submission in March 2020 and our NDA submission has been assigned a Prescription Drug User Fee Act, or PDUFA, goal date of December 26, 2020. Vibegron has been well tolerated in all clinical trials to date, has not been associated with clinically relevant drug-drug interactions, such as the inhibition of CYP2D6, and has not demonstrated a clinically relevant QTc signal at any of the human doses tested.

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms. The Phase 3 COURAGE trial will enroll approximately 1,000 patients. The study is being conducted in two phases, with the first phase focusing on safety and the second phase, which began enrollment in October 2019, assessing efficacy and safety, and is testing vibegron 75 mg versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy analysis for the co-primary efficacy endpoints will be measured at 12 weeks and include change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH. We completed the first part of the Phase 3 COURAGE trial and began the second part of the trial in October 2019. We expect to receive top-line data from the Phase 3 COURAGE trial in the second half of 2021.

In December 2018, we enrolled our first patient in a 200 patient Phase 2a randomized, double blind, placebo-controlled trial with vibegron 75 mg for abdominal pain in women due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The primary endpoint is a 30% reduction in abdominal pain intensity, while secondary endpoints will include Global Improvement Scale ratings, stool symptoms and safety. We expect to complete enrollment in the summer of 2020 and receive top-line data from the Phase 2a clinical trial in the fourth calendar quarter of 2020.

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan, China, and certain other Asian territories, pursuant to our license agreement with Merck Sharp & Dohme Corp., or Merck, which we entered into in February 2017. The licensed patents and patent applications under this license agreement cover composition of matter, methods of use and manufacture of vibegron, and we expect to maintain patent exclusivity until approximately 2034, including through grant of patent term extension on a composition of matter patent. Vibegron is also being developed and marketed by Kyorin Pharmaceutical Co., Ltd., or Kyorin, for the treatment of OAB in Japan and certain other Asian territories. Kyorin received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB in September 2018.

URO-902 Development

Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB. In December 2019, we enrolled our first patient in the placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The Phase 2a trial is expected to enroll patients in two cohorts: the first cohort will receive either a single administration of 24 mg of URO-902 or matching placebo, and the second cohort will receive 48 mg of URO-902 or matching placebo into the bladder wall. An unblinded review of safety data via an independent Data Safety Monitoring Board will be performed after all subjects in the first cohort reach week 6. Study treatment for the second cohort will begin only after the Data Safety Monitoring Board has agreed that we can proceed with the second cohort. Patients are followed for up to 48 weeks after initial administration. The key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. We expect to receive the week 12 primary efficacy and safety top-line data from both cohorts in the Phase 2a clinical trial in the second half of 2021 and full trial data after the completion of the 48-week post-treatment period in 2022.

We received an exclusive license to develop, manufacture and commercialize URO-902 worldwide, pursuant to our license agreement with Ion Channel Innovations, LLC, or ICI, which we entered into in August 2018. Pursuant to this agreement, we are the exclusive licensee of an international patent application relating to URO-902 gene therapy, covering the use of URO-902 gene therapy to treat signs or symptoms of OAB or detrusor overactivity. This patent application, if issued, would naturally expire in 2038, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we expect that URO-902 would receive 12 years of marketing exclusivity if approved by the FDA given its status as a biological product.

Sale of RSL’s Interest in the Company

In December 2019, Sumitovant Biopharma Ltd., or Sumitovant, a subsidiary of Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, became our majority shareholder and a related party after acquiring approximately 74.9% of our common shares outstanding. These common shares were acquired from our former majority shareholder, Roivant Sciences Ltd., or RSL, at the closing of a transaction between RSL and Sumitomo. As of March 31, 2020, Sumitovant directly, and Sumitomo indirectly, owns approximately 75.0% of our outstanding common shares. As a result of the transfer of these common shares, RSL no longer beneficially owns any of our common shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Fiscal Year Ended March 31, 2020 and Recent Clinical and Business Highlights—Sale of RSL’s Interest in the Company” for additional information.

Our Development Program

Our development programs and expected upcoming milestones are summarized in the following figure:

Our Strategy

Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. The key elements of our strategy to achieve this goal include:

•

Complete the development and obtain FDA approval of vibegron for the treatment of OAB.    In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial evaluating vibegron for the treatment of OAB. In this pivotal Phase 3 clinical trial, vibegron 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints. We submitted our NDA to the FDA in December 2019 and have been assigned a PDUFA goal date of December 26, 2020.

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

•

Maximize the commercial potential of vibegron.    We intend to build an initial sales force of approximately 160 persons in the United States, targeting high-prescribing urologists and other specialists that treat a high number of patients with urologic conditions and prescribers in long-term care facilities. We intend to scale the commercial presence to reach additional health care professionals as vibegron sales grow. We believe that our commercial leadership team, with experience launching prescription products in the OAB market, positions us well to efficiently pursue the significant market opportunity for vibegron in the United States. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for vibegron inside and outside the United States. Where appropriate, we may seek to partner with Sumitomo or its subsidiaries to leverage their existing commercial infrastructure.

•

Advance the clinical development of URO-902 as a novel treatment for OAB patients who have not responded to oral pharmacological therapies.    We initiated a Phase 2a clinical trial of URO-902 for the treatment of OAB patients who have not responded to other pharmacological therapies in December 2019. With only two non-surgical therapies currently available for the treatment of OAB, BOTOX and neuromodulation, we believe there is an opportunity to both capture market share and expand the OAB third-line therapy market. Approximately 14 million Americans seek treatment from their physician for OAB and, of these patients, only an estimated 3.3 million patients take prescription therapy and only 300,000 patients utilize current third-line procedural therapies. We believe a third-line treatment option that is non-surgical and not a toxin, unlike BOTOX, would be appealing to physicians and patients, potentially meeting the unmet needs of this patient population.

•

Acquire or in-license additional clinical- or commercial-stage product candidates for the treatment of urologic conditions in a capital-efficient manner.    Through focused business development efforts, we intend to identify and acquire or in-license additional innovative therapies for urologic conditions. Our initial focus is on conditions that are predominantly treated by urologists. Our parent company, Sumitovant, and its subsidiaries and affiliates have extensive experience in acquiring or in-licensing products in a range of therapeutic areas and will continue to support us in identifying and evaluating potential acquisition and in-licensing opportunities.

Vibegron for the Treatment of Overactive Bladder

Overactive Bladder Overview

OAB is a clinical condition characterized by the sudden urge to urinate that is difficult to control, referred to as urgency, with or without accidental urinary leakage, and usually with increased frequency of urination. Accidental urinary leakage resulting from urgency is referred to as urge urinary incontinence, or UUI. Increases in age and body mass index, as well as diabetes and post-menopausal status, are known to increase the risk of developing OAB. Symptoms of OAB can have a debilitating impact on psychosocial functioning and quality of life, profoundly impacting normal social and occupational activities and leading to depression, anxiety and decreased sexual function and marital satisfaction. UUI, in particular, may have severe psychological and social consequences, resulting in restricted activities and unwillingness to be exposed to environments where access to a bathroom may be difficult. In 2019, over 18 million prescriptions were written for OAB medications in the United States. Current prescription pharmacological therapies for OAB consist of anticholinergic drugs and a beta-3 agonist. The OAB patient experience is depicted below.

OAB presents a significant burden on healthcare systems. A study performed in 2018 found that healthcare costs among OAB patients in the United States were 1.4 to 2 times higher than individuals without OAB, and these costs may be substantially driven by managing complications such as falls, urinary tract infections, skin rash and depression or anxiety.

Current Treatment Paradigm

More than 30 million Americans over the age of 40 suffer from bothersome symptoms of OAB. Approximately 14 million people talk to their physicians about their symptoms. Behavioral therapies such as bladder training, pelvic floor muscle training and fluid management are recommended as first-line treatment for OAB. Second-line treatment consists of prescription pharmacological therapy with an anticholinergic or a beta-3 agonist. In 2019, over 18 million prescriptions for oral OAB medications were written for an estimated 3.3 million patients in the United States. We estimate that approximately 72% of treated OAB patients discontinue oral therapy within one year. Third-line treatment includes procedural therapy using either intradetrusor onabotulinumtoxinA (BOTOX) or neuromodulation. This treatment paradigm is depicted below.

We estimate that each percentage point of the current U.S. OAB market is worth approximately $39 million per year in net sales based on mirabegron’s market share of 21% and net sales of $821 million reported for fiscal year 2019.

Anticholinergic drugs have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics, however, are associated with poor tolerability and increasing safety concerns. According to an IQVIA custom longitudinal study of OAB diagnosed patients from March 2014 through September 2017, 86% of OAB patients treated with oral prescription therapy in the United States were initially prescribed anticholinergic drugs. Of these, 71% discontinue treatment within six months. Anticholinergic side effects include dry mouth, constipation and blurred vision. Further, there is a growing body of evidence associating anticholinergic use with cognitive impairment and dementia. Anticholinergics have also been associated with the increased use of healthcare resources.

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

In 2012, mirabegron (Myrbetriq), a beta-3 agonist, became the first drug other than an anticholinergic approved by the FDA for the treatment of OAB. Mirabegron remains the sole beta-3 agonist on the market for OAB, and since its approval, it has continued to take U.S. OAB prescription share from anticholinergics, primarily due to its safety and tolerability advantages. According to IQVIA NPA and IQVIA Launch Edition, of the 18.6 million total oral OAB prescriptions in the United States in 2019, mirabegron’s total prescriptions increased to 3.9 million, or a growth of 19% from 2018. Further, mirabegron’s market share of total oral OAB prescriptions grew from 17% in 2018 to 21% in 2019. Astellas reported net sales of mirabegron in the Americas of $821 million for the fiscal year ended March 31, 2020, representing growth of approximately 13% over the prior fiscal year. The graph below shows the total beta-3 OAB prescription share since the launch of mirabegron in 2012.

Despite its success, mirabegron requires a stepwise increase in dose, or dose titration, that results in a slow onset of action. Mirabegron is also associated with frequent drug-drug interactions and QTc prolongation. Mirabegron’s onset of action is eight weeks at the starting dose of 25 mg and within four weeks at a dose of 50 mg. Efficacy of both the starting dose and 50 mg doses of mirabegron was maintained through the 12-week treatment period. Further, mirabegron’s U.S. label has a note in the warnings and precautions section about drug-drug interaction risk related to its known inhibition of the CYP2D6 enzyme, an important enzyme involved in the metabolism of numerous drugs. According to an IQVIA Longitudinal Study Among Diagnosed OAB patients (March 2014 to September 2017), approximately 37% of patients taking mirabegron are taking other drugs that are metabolized via the CYP2D6 pathway, presenting increased risk of exacerbated adverse events in patients taking mirabegron with these drugs. In addition, in a thorough QTc study, mirabegron demonstrated QTc prolongation in women at a supratherapeutic dose, or a dose greater than the maximum approved dose (50 mg), as noted in the pharmacodynamic section of its U.S. label.

Our Solution: Vibegron

Vibegron is an oral, once-daily, small molecule that was observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays. We are developing vibegron for the treatment of OAB.

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

•

Statistically significant reduction in daily UUI and total incontinence episodes from baseline to week 52 between vibegron and tolterodine. A post-hoc analysis was performed on the results from the double-blind extension of our pivotal Phase 3 EMPOWUR trial to compare the change from baseline to week 52 results between vibegron and the active control, tolterodine. In the post-hoc analysis, vibegron showed a statistically significant reduction in daily UUI and total incontinence episodes from baseline to 52 weeks compared to tolterodine.

•

Met primary and secondary efficacy endpoints and was well tolerated in large, randomized, placebo-controlled international Phase 2b and Japanese Phase 3 clinical trials.    Vibegron has been evaluated in multiple clinical trials with a total of over 2,600 OAB patients. In large, randomized, placebo-controlled, international Phase 2b and Japanese Phase 3 clinical trials previously conducted by third parties, vibegron 50 mg and 100 mg met all primary and secondary efficacy endpoints compared to placebo at week 8 and week 12, respectively. These endpoints included reductions per day in number of micturitions, urgency episodes, UUI episodes and total incontinence episodes. In addition, vibegron was well tolerated in these trials.

•

Observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays.    In vitro studies conducted comparing the selectivity of vibegron with mirabegron have demonstrated that vibegron is a highly selective agonist of beta-3 relative to beta-1 and beta-2 agonism.

•

Rapid onset of action.    In clinical trials, vibegron has demonstrated an onset of action in as early as two weeks. In our international pivotal Phase 3 EMPOWUR trial, vibegron achieved rapid onset by two weeks in both co-primary endpoints and reduction in daily urgency episodes, making vibegron the only beta-3 agonist to demonstrate an onset of action by two weeks.

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

•

Crushable dose formulation.    We completed the pharmacokinetic study on food effect and the crushed tablet of vibegron 75 mg. The study results potentially support the proposed labeling for administration of vibegron with or without food. The study results also support the proposed labeling for administration of vibegron as a crushed tablet in soft food. If the proposed labeling is approved, vibegron would be the only beta-3 agonist that can be crushed and delivered in food, an important option for elderly and other select patients.

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

Phase 3 EMPOWUR Trial for Overactive Bladder

In March 2018, we enrolled the first patients in our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. The EMPOWUR trial was a randomized, double-blind, placebo- and active comparator-controlled clinical trial in men and women with OAB having or not having UUI episodes. The trial had a design in line with the Phase 2b clinical trial conducted by Merck and the Japanese Phase 3 clinical trial conducted by Kyorin. Enrollment of more than 1,500 patients into the EMPOWUR trial was completed in October 2018.

Enrolled patients were randomized across more than 200 sites into one of three groups for a 12-week treatment period: vibegron 75 mg administered orally once daily, placebo administered orally once daily, or extended release tolterodine, or tolterodine ER (a commonly prescribed anticholinergic for OAB), 4 mg administered orally once daily. Additionally, more than 500 patients completing the initial 12-week blinded assessment enrolled in a 40-week double-blind extension study to evaluate the safety and efficacy of longer-term treatment.

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

The co-primary efficacy endpoints at week 12 of our Phase 3 EMPOWUR trial were:

•	change from baseline in the average number of micturitions per 24 hours in all patients; and
•	change from baseline in the average number of UUI episodes per 24 hours in patients with OAB having UUI episodes.

Secondary endpoints included, among others, changes in the frequency of urgency episodes and total incontinence episodes (which includes all incontinence episodes, whether UUI or stress-related), as well as self-reported quality of life scores. In addition, adverse events were monitored during both the trial and the extension study. Two patients, ages 63 and 75 and with multiple comorbidities, died in our EMPOWUR clinical program enrolling over 1,500 patients. In both cases, the investigators deemed the deaths not treatment-related. Separately, our independent assessment also deemed each death not treatment-related. The death in the 75-year-old patient occurred in the tolterodine ER treatment group. The death of the 63-year-old patient (arteriosclerotic cardiovascular disease) occurred in the vibegron treatment group of the 40-week extension study.

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

Vibegron was well tolerated and the most common adverse events reported versus placebo (>2% in vibegron and greater than placebo) were headache (4.0% vs 2.4%), nasopharyngitis (commonly known as a cold) (2.8% vs 1.7%), diarrhea (2.2% vs 1.1%), and nausea (2.2% vs 1.1%). The frequency of serious adverse events was similar across treatment arms (1.1% in placebo, 1.5% in vibegron, and 2.3% in tolterodine). The incidence of the reported adverse event of hypertension was equal to placebo (1.7% in vibegron, 1.7% in placebo, and 2.6% in tolterodine).

In the Phase 3 EMPOWUR trial there were two serious adverse events, or SAEs, reported in two patients in the vibegron treatment group considered to be treatment related by the investigator: (1) non-cardiac chest pain in one patient (with no evidence of an acute cardiac event) and (2) pneumonia in one patient. Our independent assessment did not consider these SAEs to be treatment related.

In September 2019, we reported positive long-term data from the double-blind extension of our pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. In this double-blind extension of the Phase 3 EMPOWUR trial with over 500 patients, vibegron 75 mg further improved the treatment benefit on key OAB symptoms such as micturitions, UUI, urgency and total incontinence over the 40-week extension period. Among the 52-week EMPOWUR vibegron treatment group, the reduction in micturitions at week 52 was 2.4 episodes per day from a baseline of 11.32 episodes and the reduction in urgency episodes was 3.4 episodes per day from a baseline of 8.0 episodes. Vibegron demonstrated sustained efficacy for urge urinary incontinence as the reduction in urge urinary incontinence was 2.2 episodes at week 52 from a baseline of 3.18 per day. In addition, a total of 61% of patients on vibegron achieved at least a 75% reduction in their daily urge urinary incontinence episodes from baseline at week 52 and 41% of patients on vibegron became “dry” which is defined as having no urge urinary incontinence episodes at week 52. In the 40-week extension of our Phase 3 EMPOWUR trial, there was one death in the vibegron treatment group, a 63-year old patient due to arteriosclerotic disease, assessed by the investigator and the sponsor to not be treatment related. The overall adverse event profile of vibegron from the 40-week extension study was consistent with the 12-week EMPOWUR Phase 3 study. Vibegron was well tolerated and the most common adverse events reported versus tolterodine were hypertension (8.8% vs. 8.6%), urinary tract infections (6.6% vs. 7.3%), and headache (5.5% vs. 3.9%). All other common adverse events such as upper respiratory tract infection and diarrhea were below 5% for both vibegron and tolterodine. Overall, vibegron 75 mg demonstrated a continued improvement in symptoms with sustained efficacy and a favorable long-term safety and tolerability profile.

For the double-blind extension of our pivotal Phase 3 EMPOWUR trial, a post-hoc analysis was performed to compare the change from baseline to week 52 results between vibegron and tolterodine. In the post-hoc analysis, vibegron showed a statistically significant reduction in daily UUI and total incontinence episodes from baseline to 52 weeks compared to the active control, tolterodine. The trial data analysis showing reductions in daily UUI episodes between vibegron and tolterodine over time is in the graph below.

In December 2019, we submitted an NDA to the FDA seeking approval of once-daily 75mg vibegron for the treatment of patients with OAB with symptoms of urge urinary incontinence, urgency, and urinary frequency. Our PDUFA goal date is December 26, 2020.

Current and Projected Reimbursement Landscape for Beta-3 Agonists in the United States

Access to oral OAB therapy is managed primarily by differential co-payments, or co-pays. Payors generally charge the lowest co-pays for generic drugs and higher co-pays for branded agents such as Myrbetriq. As of March 2020, 95% of commercial plans and 100% of Medicare plans covered Myrbetriq, the only currently marketed beta-3 agonist. According to IMS PayerTrak, in 2019, the U.S. payor mix for the oral OAB prescription market was approximately 52% Medicare Part D, 38% commercial or cash and 10% other payors. In addition, the long-term care channel accounted for approximately 19% of all oral OAB prescriptions in the United States. Based on a third-party database analysis of 3,285 commercial plans and 1,816 Medicare Part D plans, Myrbetriq has approximately 62% preferred access and 98% unrestricted access of Medicare Part D covered lives and approximately 50% preferred access and 59% unrestricted access of commercial lives.

In November 2019, we commissioned a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, coverage and reimbursement decisions. Such interviewees represented payors covering over 147 million U.S. commercial and Medicare Part D lives.

The payor representatives interviewed expect that vibegron would be managed at a preferred or non-preferred branded tier, without restrictions by a majority of payors, allowing patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. In addition, these payor representatives anticipate that vibegron’s coverage would not change following Myrbetriq’s loss of marketing exclusivity, which we expect to occur in early 2024. Based on this study, we also believe that access to vibegron, if approved, will not be restricted by a majority of payors for patients who first fail any other oral therapies for OAB. As with all pharmacologic branded products, access decisions will require formulary review through the formulary review process.

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

According to IQVIA NDTI, as of December 2019, BPH patients, similar to OAB patients, are generally treated by urologists and primary care physicians. Further, due to historical concerns with acute urinary retention, a potential side effect of anticholinergics, there has been hesitancy among doctors to prescribe anticholinergics for the treatment of OAB in men with BPH. As a result, a majority of men with BPH and OAB are not treated for their OAB symptoms, and this remains an area of high unmet medical need.

We believe that developing vibegron specifically for the treatment of OAB in men with BPH would be highly complementary to our overall OAB program.

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms in approximately 1,000 patients. The study is being conducted in two phases.  In part one, we assessed the initial safety in 82 patients via an independent Data Safety Monitoring Board. Part one of the study was completed and after reviewing the safety data, the independent Data Safety Monitoring Board agreed that we could begin part two of the study, which we initiated in October 2019. Part two is assessing efficacy and safety in all patients, and testing 75 mg of vibegron versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy consists of the co-primary efficacy endpoints, change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. The primary efficacy timepoint is Week 12 after treatment. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate, UUI episodes per day, the average volume voided per micturition, prostate symptom scores and safety. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of vibegron in men with OAB symptoms and on another therapy for BPH. We expect to receive top-line data from the Phase 3 COURAGE trial in the second half of 2021.

Vibegron for the Treatment of Abdominal Pain due to Irritable Bowel Syndrome

IBS is characterized by recurrent abdominal pain associated with two or more of the following: defecation, a change in frequency of stool and a change in form or appearance of stool. IBS presents a significant health care burden and can severely impair a patient’s quality of life. Based on available information regarding sales of currently approved IBS therapies, we believe that there is a large and growing market for IBS with constipation (IBS-C) and IBS with diarrhea (IBS-D) branded prescription sales, as shown in the graph below (in millions).

IBS Branded Sales (2019)

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

In Part 1 of a 26-week multicenter, randomized, placebo-controlled, two-period crossover Phase 2 clinical trial conducted by GlaxoSmithKline plc in 99 IBS patients, treatment with solabegron, another clinical-stage beta-3 agonist, led to an increase of adequate relief of pain and discomfort associated with IBS compared to placebo at six weeks (15%, p=0.061 using last observation carried forward methodology; 22%, p=0.009 using observed cases). Significantly more female patients on active treatment reported a >50% decrease on an 11-point pain score compared to placebo, odds ratio 4.77 (p<0.05); and an increase of over one pain-free-day per week (33.5%) relative to placebo (16.8%) (p<0.05). Twenty-three percent more female patients treated with the beta-3 agonist (54%) achieved adequate relief relative to placebo (31%) (p=0.019). Twenty-five percent more patients with alternating bowel symptoms treated with the beta-3 agonist (60%) achieved adequate relief of pain relative to placebo (35%) (p=0.013). The sponsor only performed efficacy analyses for the initial six-week treatment period.

In December 2018, we enrolled our first patient in this trial. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The trial is expected to enroll approximately 200 patients in the United States, randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. The primary endpoint is a 30% reduction in abdominal pain intensity, while secondary endpoints include Global Improvement Scale ratings, stool symptoms and safety. We expect to complete enrollment in the summer of 2020 and receive top-line data from the Phase 2a clinical trial in the fourth calendar quarter of 2020.

Phase 1 Clinical Trials and Preclinical Studies of Vibegron

Our current development plan for vibegron included multiple Phase 1 clinical trials to study the safety and pharmacokinetics of vibegron, including two recently-completed drug-drug interaction trials (one with rifampin, an antibiotic, and a second with warfarin, an anticoagulant, and metoprolol, taken for high blood pressure), a Phase 1 ambulatory blood pressure study and a Phase 1 food effect and crushed tablet evaluation study.

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

Vibegron achieved its primary endpoint demonstrating that vibegron does not have an effect on daytime systolic ambulatory blood pressure compared to placebo (where no effect was defined as a change from baseline of less than 3.5mm Hg compared to placebo within a 90% confidence interval). For mean ambulatory daytime systolic blood pressure, there was no statistically significant or clinically relevant difference for vibegron compared to placebo. The treatment differences from baseline to day 28 for vibegron in mean ambulatory systolic blood pressure over placebo were +0.81 mm Hg, for mean diastolic blood pressure -0.04 mm Hg and for mean daytime heart rate +0.88 beats/minute.  Regarding the categorical changes from baseline in systolic blood pressure for the in clinic visit vital signs, there were small, not clinically relevant, increases in the percentage of patients having a 10 mm Hg or 15mmg Hg increase in systolic blood pressure for vibegron compared to placebo. The adverse event profile was consistent with the EMPOWUR phase 3 study with the most common adverse events being headache, diarrhea, upper respiratory tract infection and urinary tract infection at rates below 5%.

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

In vitro assays comparing the potency and selectivity of vibegron with mirabegron found that vibegron was the more potent beta-3 agonist and highly selective relative to beta-1 and beta-2 agonism receptor. The half maximal effective concentration, or EC50, of vibegron is 2.1 nanomolar at the beta-3 adrenergic receptor. EC50 is a commonly used measure of a drug’s potency, representing the concentration of a drug that induces a response halfway between baseline and maximum after a specified exposure time. Further, vibegron does not appear to bind to either beta-1 or beta-2 adrenergic receptors in binding competition assays, confirming that the compound is neither an agonist nor an antagonist at beta-1 or beta-2 adrenergic receptors. In animal studies, vibegron was observed to induce relaxation in isolated rat urinary smooth bladder muscle, decrease micturition pressure in a rat bladder hyperactivity model in a dose-dependent manner, and increase bladder capacity in rhesus monkeys. Additionally, Merck completed long-term animal toxicity and carcinogenicity studies of vibegron, which are studies required by the FDA prior to approval.

URO-902 for the Treatment of Overactive Bladder

URO-902 is a novel gene therapy product candidate that we are developing for patients with OAB who have failed oral pharmacological therapy. URO-902 is under development as a potential injectable treatment option for smooth muscle-based disorders such as OAB. URO-902 is a plasmid vector containing a human cDNA encoding the pore-forming component of the Maxi-K ion channel. Expression of the Maxi-K protein in muscle cells increases potassium ion flow across the cell membrane, reducing excitability of smooth muscle cells. We believe this mechanism could normalize the heightened detrusor smooth muscle tone in OAB, thereby reducing the symptoms of OAB. We plan to pursue URO-902 as a repeat administration that can be administered under local anesthesia to the bladder wall as an outpatient procedure in a urologist’s office under cystoscopy.

There are no currently available FDA-approved gene therapy treatments for OAB. With only two non-surgical therapies currently available for treatment of OAB, BOTOX and neuromodulation, we believe there is an opportunity to both capture market share and expand the OAB third-line therapy market. We estimate that only 300,000 patients utilize current third-line procedural therapies that generate aggregate annual sales in excess of approximately $700 million in the U.S. market. We believe a third-line treatment option that is non-surgical and not a toxin would be appealing to physicians and patients, potentially meeting the unmet needs of this patient population.

In December 2019, we enrolled our first patient in the placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The Phase 2a trial is expected to enroll patients in two cohorts: the first cohort will receive either a single administration of 24 mg of URO-902 (24,000 µg) or matching placebo, and the second cohort will receive 48 mg of URO-902 (48,000 µg) or matching placebo into the bladder wall. An unblinded review of safety data via an independent Data Safety Monitoring Board will be performed after all subjects in the first cohort reach week 6. Study treatment for the second cohort will begin only after the Data Safety Monitoring Board has agreed that we can proceed with the second cohort. Patients will be followed for up to 48 weeks after initial administration. The key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial considers the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. We expect to receive the week 12 primary efficacy and safety top-line data from both cohorts in the Phase 2a clinical trial in the second half of 2021 and full trial data after the completion of the 48-week post-treatment period in 2022.

Previous Clinical Data for URO-902

Development of URO-902 was initiated by ICI and has been studied in four clinical trials to date, one Phase 1 clinical trial and one Phase 1b clinical trial in OAB, as well as one Phase 1 clinical trial and one Phase 2a clinical trial in erectile dysfunction. In the trials for treatment of OAB, URO-902 was studied in a total of 22 women in doses up to 24,000 µg of URO-902. There were no gene transfer-related adverse events or other serious safety issues observed in these trials. There were five SAEs reported across all clinical trials of URO-902 conducted to date, all of which were determined to be unrelated to treatment. Two SAEs occurred at the lowest dose group (500 µg) in the Phase 1 clinical trial in erectile dysfunction (atrial flutter and urinary tract infection). Additionally, one SAE occurred in the 8,000 µg dose group and one SAE occurred in the placebo group in the Phase 2a clinical trial in erectile dysfunction (eye surgery for lens replacement and acute Charcot’s osteoarthropathy, respectively) and one SAE occurred in the 16,000 µg dose group in a Phase 1b clinical trial in OAB, as described below.

In 2017, ICI completed a multicenter, double-blind, imbalanced placebo-controlled Phase 1b clinical trial evaluating the potential activity and safety of URO-902 gene transfer by multiple direct injections in women with OAB and detrusor overactivity. The Phase 1b clinical trial, which began in 2014, had two sequential active treatment groups. URO-902 was delivered into the bladder wall by direct injection in a total of 13 female OAB patients at two escalating dose levels of 16,000 µg (n=6) and 24,000 µg (n=3). URO-902 was observed to be generally well tolerated in this trial. There was one SAE reported in this trial in the 16,000 µg dose group (exacerbation of pre-existing asthma), which was determined to be unrelated to treatment and completely resolved. No other SAEs were reported in this trial.

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

Pursuant to the Merck Agreement, we made an upfront payment of $25.0 million to Merck. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. During the year ended March 31, 2020, we made a regulatory milestone payment of $10.0 million to Merck upon acceptance of our NDA submission by the FDA. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the Merck Agreement. Our royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of the date on which the last valid claim of the licensed patents expire, the date which the data or market exclusivity expires and 15 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

License Agreement with Ion Channel Innovations

In August 2018, we entered into a license agreement with ICI, or the ICI Agreement, pursuant to which ICI granted us an exclusive, royalty-bearing, sublicenseable license under certain patent rights and know-how controlled by ICI, to develop, manufacture and commercialize the gene therapy that we refer to as URO-902 and any and all products containing this gene therapy for use in any human or animal disease or condition. The exclusive license under the ICI Agreement extends to all countries and territories worldwide.

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

Loan Agreement with Sumitomo Dainippon Pharma Co., Ltd.

In December 2019, we entered into a $300 million unsecured revolving debt facility with Sumitomo, as lender, or the Sumitomo Loan Agreement. Sumitomo funded an initial amount of $87.5 million in December 2019 under the terms of the Sumitomo Loan Agreement. In April 2020, Sumitomo funded an additional amount of $41.0 million. Additional funds may be drawn down by us, upon request, no more than once in any calendar quarter, subject to certain terms and conditions.

Loans under the Sumitomo Loan Agreement, or Loans, bear a variable interest rate per annum equal to the London Inter-bank Offered Rate, or LIBOR, plus a margin of 3% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, we and Sumitomo will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

Our obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of our direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Sumitomo Loan Agreement required that, within ten business days of funding, a portion of the proceeds of the Loans shall be used to repay in full all outstanding obligations under the loan agreement with Hercules Capital, Inc., or Hercules. The loan agreement with Hercules was repaid in full in January 2020.

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

Sales and Distribution

We do not currently have our own sales or distribution capabilities. In order to commercialize vibegron, if approved for commercial sale, we must develop a sales infrastructure. We intend to build an initial sales force of approximately 160 persons in the United States, targeting urologists and other specialists that treat a high number of patients with urologic conditions and prescribers in long-term care facilities. We intend to scale the commercial presence to reach additional health care professionals as vibegron sales grow. We believe that our commercial leadership team, with experience launching prescription products in the OAB market, positions us well to efficiently pursue the significant market opportunity for vibegron in the United States. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for vibegron inside and outside the United States. Where appropriate, we may seek to partner with Sumitomo or its subsidiaries to leverage their existing commercial infrastructure.

Manufacturing

We do not have the capabilities to conduct drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. While vibegron and URO-902 were being developed by Merck and ICI, respectively, vibegron was also being manufactured by Merck and URO-902 through contract manufacturing organizations by ICI.

Vibegron is a small molecule that can be manufactured using commercially available technologies. We acquired data from Merck related to the chemical synthesis and manufacturing of vibegron, and we have contracted with third-party manufacturers for commercial supplies of vibegron ingredients on a cost-efficient basis based on our understanding of the structure and synthesis of the compound.

We expect that the vibegron drug substance transferred to us under the Merck Agreement and drug substance manufactured at our planned commercial supplier will be sufficient for us to complete our ongoing clinical trials for the treatment of OAB in men with BPH and abdominal pain due to IBS. We have also contracted with a third party to fill, finish, supply, store and distribute the vibegron drug product for such purpose. If vibegron is approved by the FDA for commercial use, we will rely on third-party manufacturers to supply us with sufficient quantities of vibegron to be used for the commercialization of vibegron. A described below, we currently rely on a single source for synthesis of vibegron. If we are unable to continue our relationships with any of our third-party manufacturers, we could experience delays in our commercialization efforts as we locate and qualify new manufacturers.

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

URO-902 is a naked DNA plasmid vector containing a cDNA encoding the pore-forming component of the human smooth muscle Maxi-K ion channel. We expect the manufacturing process for URO-902 to be typical for that of biologics. Prior to our acquisition of URO-902, it was developed and manufactured in academic and manufacturing facilities suitable to support manufacturing of early clinical development. We expect our existing supply of URO-902, which was transferred to us under the ICI license agreement, to be sufficient for us to complete our ongoing Phase 2a study if materials continue to meet all specifications. We have recently contracted with a third-party vendor for the manufacturing of URO-902 for future preclinical studies and clinical trials, but the vendor has not yet manufactured any URO-902. We intend to contract with third-party vendors for commercialization if and when URO-902 receives marketing approval. We have not determined at this time whether to develop our own technology and process or to use third-party patented or proprietary DNA delivery-related technology for the manufacture and commercialization of URO-902.

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

In addition to vibegron, solabegron is the only other beta-3 agonist that is in clinical development. GlaxoSmithKline plc conducted a Phase 2 clinical trial in which solabegron, dosed twice daily, demonstrated efficacy in treating OAB. Velicept Therapeutics, Inc., which has acquired the rights to solabegron, has developed a once-daily formulation and is advancing development of both its twice-daily and once-daily formulations.

Additionally, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd. is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd. is developing DA-8010, a novel anticholinergic, currently in a Phase 2 clinical trial in South Korea. Taris Biomedical LLC is developing TAR-302, an intravesical drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1b clinical trials. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB, and Allergan has advanced a BOTOX-based sustained release gel (RTGel) for the treatment of OAB into Phase 2 clinical development.

We also face significant competition from traditional anticholinergic drugs, which have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics continue to account for the largest share of prescriptions written for the treatment of OAB in the United States. There are a number of widely prescribed anticholinergics approved for sale in the United States, including solifenacin, tolterodine and oxybutynin. Duchesnay USA has also signed an agreement with Apogepha to market Mictoryl® (propiverine hydrochloride) an anticholinergic and calcium antagonist in the United States once all FDA regulatory reviews have been completed. Propiverine hydrochloride was first approved in Germany in 1992 and is widely marketed outside of the United States. In addition, we will face competition from mirabegron (Myrbetriq, marketed by Astellas) and Allergan’s BOTOX, each of which are FDA-approved therapies used for the treatment of OAB. Furthermore, we expect to face additional competition from generic products as the patent protection for competitor’s products expire. For example, we expect to face competition from a generic version of mirabegron following Myrbetriq’s loss of marketing exclusivity, which we expect to occur in early 2024. Any such competition from generics could adversely affect the market size and opportunity for vibegron, and there can be no assurance that generic competition will not reach the market even sooner than we expect.

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

Following our execution of the Merck Agreement, as of February 3, 2017, by virtue of the license of patent rights under the Merck Agreement, we are the exclusive licensee of multiple granted U.S. patents and pending patent applications, as well as patents and patent applications in numerous foreign jurisdictions (including the United Kingdom, France, Germany, and Canada, but excluding China and the Excluded Asian Territories) relating to beta-3 agonists, including vibegron. As they relate to vibegron, these patents and patent applications cover the vibegron molecule and salts and stereoisomers thereof as a composition of matter, the use of vibegron to treat overactive bladder with symptoms of urinary frequency, UUI and urinary urgency, as well as methods of manufacturing. The patent family directed to the vibegron composition of matter and methods of use naturally expires in 2029 in the United States and in foreign jurisdictions, subject to any adjustment or extension of patent term that may be available in a particular jurisdiction. The U.S. Patent and Trademark Office, or the USPTO, has determined that one such patent within the composition of matter and methods of use patent family is entitled to 608 days of patent term adjustment. The patents and patent applications (if issued) directed to methods of manufacturing beta-3 agonists (including vibegron) and related synthetic intermediates naturally expire between 2032 and 2034, subject to any adjustment or extension of patent term that may be available in a particular country. For example, the term of certain of the composition of matter patents for vibegron in the United States may be extended up to about five years under the patent term extension provisions of the Hatch-Waxman Act. In addition to the patent rights licensed from Merck, we also have three international patent applications directed to use of vibegron at certain dosages to treat overactive bladder. Two of these international patent applications have entered national examination in the U.S. and in several foreign jurisdictions and, if issued, would naturally expire in 2038, subject to any adjustment or extension of patent term that may be available in a particular country. We also have two international patent applications directed to use of vibegron to treat overactive bladder in men with BPH and use of vibegron to treat abdominal pain due to IBS.

Following our execution of the ICI Agreement, as of August 24, 2018, by virtue of the license of patent rights under the ICI Agreement, we are the exclusive licensee of an international patent application directed to the use of URO-902 gene therapy to treat signs or symptoms of overactive bladder or detrusor overactivity. This international patent application has entered national examination in the U.S. and in several foreign jurisdictions. Any patents issuing from this application would naturally expire in 2038, subject to any adjustment or extension of patent term that may be available in a particular country. In addition to the patent rights licensed from ICI, we also have an international patent application directed to the use of URO-902 gene therapy to treat signs or symptoms of overactive bladder or detrusor overactivity.

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

We have trademark registrations in the United States for UROVANT and for UROVANT SCIENCES. Under the Merck Agreement, we have the right to market vibegron worldwide (other than the Excluded Asian Territories) under the trademark(s) of our choice, subject to regulatory approval.

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

We cannot market a drug or biological product candidate in the United States until the product candidate has received FDA approval. The steps required before a product may be marketed in the United States generally include the following:

•	completion of extensive nonclinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the drug for each proposed indication;

•

submission to the FDA of an NDA or biologics license application, or BLA, in the case of biological product candidates, including gene therapy product candidates, after completion of all pivotal clinical trials;

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

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS. A REMS can include a medication guide, a communication plan for healthcare professionals, and elements to assure safe use, such as special training and certification requirements for individuals who prescribe or dispense the drug, requirements that patients enroll in a registry, and other measures that the FDA deems necessary to assure the safe use of the drug. The requirement for a REMS can adversely affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

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

Compliance with the National Institutes of Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Under these guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial.

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

Market and Data Exclusivity for Biological Products

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has issued several guidance documents outlining an approach to review and approve biosimilars.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of licensure of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed by FDA. The BPCIA also requires a 180-day notice of commercial marketing of a biosimilar to the reference product manufacturer. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At present, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, past government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA remains subject to significant uncertainty.

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

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, referrals or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties, plus up to three times the remuneration involved for each violation. Civil penalties and treble damages also can be assessed under the federal False Claims Act for violations of the federal Anti-Kickback Statute. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The federal civil and criminal false claims laws, including the federal civil False Claims Act prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed.

Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, certain of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, violations of the false claims laws also may implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. As it did for the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The federal Physician Payments Sunshine Act, created under the Affordable Care Act and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

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

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we are in the process of developing a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of violating these laws, and the subsequent investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

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

Other Applicable Laws

We are subject to a variety of financial disclosure and securities trading regulations, both in the United States and in other jurisdictions in which we operate, as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the Nasdaq Stock Market LLC, on which our common shares are traded.

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

In particular, the Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. This law was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act revises the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. In January 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare providers and entities, and other provisions are not yet, or have only recently become, effective.

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred.

Further, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, the President of the United States signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and non-severable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. Although we cannot predict the ultimate content, timing or effect of any changes to the Affordable Care Act or other federal and state reform efforts, we continue to evaluate the effect that the Affordable Care Act, as amended or replaced, will have on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidate.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” Following protracted negotiations, the UK left the EU on January 31, 2020. The UK and the EU entered into a transition period of 11 months which may be extended once by agreement of the UK and the EU before July 2020 for up to one or two years. Despite delays in negotiations due to the global novel coronavirus disease, or COVID-19, pandemic, the UK government has maintained opposition to such extension.

The transition agreement between the two parties means that the UK will abide by current regulatory and trading frameworks at least until December 31, 2020 pending the agreement of their future relationship. Since the regulatory framework for pharmaceutical products in the UK covering quality, safety and efficacy of pharmaceutical products, clinical studies, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly harm our business.

The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we conduct business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal may affect us.

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

In February 2019, we and our subsidiaries, entered a secured debt financing agreement, with Hercules, as agent and lender, or the Hercules Loan Agreement, in the amount of $100.0 million. A first tranche of $15.0 million was funded upon execution of the Hercules Loan Agreement, a second tranche of $30.0 million was funded in September 2019. In January 2020, we terminated the Hercules Loan Agreement in connection with, and as a requirement under, the Sumitomo Loan Agreement. Our obligations under the Hercules Loan Agreement were repaid in full in January 2020, using the financing we obtained pursuant to the Sumitomo Loan Agreement. Additional information regarding this financing commitment is included in Note 5[A], “Long-term debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In December 2019, we entered into a $300 million unsecured revolving debt facility with Sumitomo, as lender. Sumitomo funded an initial amount of $87.5 million in December 2019 and an additional amount of $41.0 million in April 2020 under the terms of the Sumitomo Loan Agreement. Additional information regarding this financing commitment is included in Note 5[B], “Long-term debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The majority of our operating expense is related to research and development activities. Our research and development activities primarily include activities related to the Phase 3 development of our lead product candidate, vibegron, for the treatment of OAB, as well as for the treatment of OAB in men with BPH and our Phase 2a clinical trial for the treatment of abdominal pain due to IBS. Our research and development expenses totaled $92.4 million and $92.2 million for the years ended March 31, 2020 and 2019, respectively. We expect our net losses, negative cash flows, and operating expenses to increase as we continue the development of, and seek regulatory approval for, our product candidates, prepare for commercialization, if approved, and grow our company.

As of March 31, 2020, we had approximately $51.4 million of cash and $212.5 million of financing commitments available to us under the Sumitomo Loan Agreement. In April 2020, we received gross proceeds of $41.0 million pursuant to the Sumitomo Loan Agreement. Subsequent to this draw, $171.5 million of borrowing capacity remains available to us under the Sumitomo Loan Agreement.

We manage our operations and allocate resources as a single operating and reporting segment. Additional financial information regarding our operations, assets and liabilities, including our net loss for the years ended March 31, 2020 and 2019 and our total assets as of March 31, 2020 and 2019, is included in our consolidated financial statements incorporated by reference into Part II. Item 8., and included immediately after the signature page, of this Annual Report on Form 10-K.

Employees

As of March 31, 2020, we had no employees, and our wholly owned subsidiary, Urovant Sciences, Inc., or USI, had 70 employees, of which all were full-time employees. Of the 70 employees, 28 are engaged in research and development activities. The employees of USI provide services to us and our subsidiaries pursuant to an intercompany services agreement by and among us, USI and our wholly owned subsidiary, Urovant Sciences GmbH, or USG.

Corporate Information

We are an exempted limited company incorporated under the laws of Bermuda on January 27, 2016 under the name Roivant PPS Holdings Ltd. We changed our name to Thalavant Sciences Ltd. on November 14, 2016 and to Urovant Sciences Ltd. on January 13, 2017, when we commenced operations. Our principal office is located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom, and our registered office is located in Bermuda at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda. We also have business operations at 5281 California Avenue, Suite 100 and 250, Irvine, California 92617 and 324 Blackwell Street Bay 11, Suite 1104, Durham, North Carolina 27701. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our common shares are currently listed on The Nasdaq Global Select Market under the symbol “UROV.”

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

U.S. Securities Laws

As a Bermuda exempted company, our corporate affairs are governed by Bermuda laws, which differ in some material respects from laws typically applicable to U.S. corporations and shareholders. As a result, it may be difficult for investors to bring and enforce actions against the Company under the civil liability provisions of the U.S. Federal securities laws. For more information, see the following “Risk Factors” set forth in Part I. Item 1A. of this Annual Report on Form 10-K: “We are a Bermuda company and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers” and “Bermuda law differs from the laws in effect in the United States and may afford less protection to our shareholders.”

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability. Our net loss was $146.7 million and $111.3 million for the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $322.3 million.

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

Even though we have submitted our new drug application, or NDA, for vibegron, we cannot be certain that vibegron will receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market vibegron in the United States until we receive approval of our NDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

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

We submitted our NDA for vibegron in December 2019 but have not yet submitted a Biologics License Application, or BLA, for URO-902. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

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

•

the FDA or other relevant regulatory authorities may have slower response times or be under-resourced due to the global novel coronavirus disease, or COVID-19, pandemic and, as a result, review, inspection and other timelines may be materially delayed; or

•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

Our business, financial condition, results of operations and ongoing clinical trials could be harmed by the effects of the COVID-19 pandemic.

We are subject to various risks related to the global pandemic associated with COVID-19. For example, many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions have resulted in most of our employees working from home, and could result in the employees of our key third-party vendors and manufacturers working from home. As shelter-in-place orders start to be lifted, we, or our suppliers or manufacturers, may continue to require employees to work from home after the orders are lifted to protect the health and safety of employees. We rely exclusively on third-party manufacturers to manufacture vibegron and URO-902. Neither we, nor our suppliers or manufacturers have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

As our starting materials for vibegron are purchased outside of the U.S., a disruption in our ability to procure such materials may occur if exportation out of the countries where our third-party manufacturers are located is halted or delayed for a significant period of time due to COVID-19. Such a disruption could have a material adverse impact on our ability to timely manufacture sufficient product quantities for our expected future customer demand, if vibegron is approved. Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites, which may be adversely affected by the COVID-19 pandemic. We are currently conducting clinical trials for our product candidates in many countries. Many of these regions are currently being affected or may in the future be affected by the COVID-19 pandemic. For vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new subjects into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS and, for URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new subjects in our Phase 2a trial due to the COVID-19 pandemic. Subjects that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience further disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

•	delays in receiving authorizations from local regulatory authorities and ethics committees to initiate planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical trial materials;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials may acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial due to missed study visits and/or data, as well as adverse events due to the COIVD-19 infection;

•	delays in necessary interactions with local regulators, ethics committees and other third parties and contractors due to limitations in employee resources or forced furlough of government employees;
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	refusal of the FDA to accept data from clinical trials in affected geographies.

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions, in particular any delays to our PDUFA date of December 26, 2020 for vibegron, could materially affect the development and study of our product candidates and commercialization efforts.

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for vibegron, if approved, due to the continuation of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in limiting our ability to hire a sales force prior to launch, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. If vibegron is approved, continuation of these government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings such as urologists’ offices and long-term care facilities may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively launch vibegron, if approved.

The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of COVID-19. Given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our operations or the value of our common shares, particularly if these impacts persist or worsen over an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, financial results, and value of our common shares, it may also affect our ability to raise capital when needed and to comply with certain covenants in our loan agreement or other agreements that are material to our business.

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

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the disruption to our supply chains, business operations, commercialization efforts, if approved, or clinical trials or to the resulting from the COVID-19 pandemic, including any delay in the FDA’s approval of our NDA;

•	the disruption to the business or operations of our contract manufacturers, CROs or other third parties with whom we conduct business resulting from the COVID-19 pandemic;
•	future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic;
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

We currently believe that our existing cash, together with the proceeds of $41.0 million received in April 2020 pursuant to the Sumitomo Loan Agreement and the current remaining financing commitment available to us of $171.5 million from Sumitomo, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report on Form 10-K. This estimate is based on assumptions that may prove to be wrong and changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and the impact of measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot be certain that additional capital when needed will be available on acceptable terms, or at all. If we are unable to raise additional capital, as needed, in sufficient amounts or on terms acceptable to us, or if the current remaining financing commitment of $171.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the fourth calendar quarter of 2020, including but not limited to actions such as reducing personnel-related costs, curtailment of our pre-commercial launch efforts, development activities and other discretionary expenditures that are within our control. Additionally, we may have to discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. Attempting to secure additional capital, as needed, may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our Loan Agreement with Sumitomo contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

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

These terms of the Sumitomo Loan Agreement could prevent us from taking certain actions without the consent of our lender, who is also currently our majority shareholder, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our minority shareholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

Loans under the Sumitomo Loan Agreement bear interest at a rate per annum equal to LIBOR plus a margin of 3.0% payable on the last day of each calendar quarter. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make the payment of the principal of, to pay interest on or to refinance the Sumitomo Loan Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including global macroeconomic effects of global pandemics such as the COVID-19 pandemic. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligation.

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

We are highly dependent on the skills and leadership of our senior management team and key employees. Our senior management and key employees may terminate their positions with us at any time. If we lose one or more members of our senior management team or key employees, our ability to successfully implement our business strategies could be adversely affected. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, with many of our competitors seeking to hire and retain the same qualified personnel. We may, from time-to-time, hire personnel who work for our competitors or others in the industry, and our competitors may hire personnel who work for us, which could result in a material disruption to our business or even litigation. In the event we lose key personnel, we may be unable to hire, train, retain or motivate new key personnel to replace those we lose. We do not maintain “key person” insurance for any members of our senior management team or other employees.

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

If we are unable to negotiate acceptable terms on which we can access Sumitomo’s commercial infrastructure in the United States and obtain services that support our operations, we will have to find alternative means to develop and commercialize our product candidates.  Building this commercial infrastructure in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of a third party could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  In addition, it may be difficult to find alternative service providers on terms acceptable to us.

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

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In January 2020, the European Council and the United Kingdom entered into a withdrawal agreement, which sets the terms of the withdrawal of the United Kingdom from the European Union. The United Kingdom and the European Union entered into a transition period of 11 months which may be extended once by agreement of the United Kingdom and the European Union before July 2020 for up to one or two years. During this transition period, Brexit has involved a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union. Despite delays in these negotiations due to the COVID-19 pandemic, the United Kingdom government has maintained opposition to extending the transition period for withdrawing from the European Union.  The transition agreement between the two parties means that the United Kingdom will abide by current regulatory and trading frameworks at least until December 31, 2020 pending the agreement of their future relationship.

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

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. For example, because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical studies, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly harm our business.

Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit created economic uncertainty surrounding the terms of Brexit, and its consequences could negatively impact our financial condition, results of operations and cash flows. Further, the United Kingdom’s vote to exit the European Union could also result in similar referendums or votes in other European countries in which we conduct business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal may affect us.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including Sumitovant and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on sophisticated information technology systems and network infrastructure to operate and manage our business and rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel or suppliers through the Internet is interrupted or compromised, it could result in a material disruption of our drug development programs and our business could suffer.

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, malware and ransomware, and other cybersecurity threats such as phishing and social engineering attacks. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, or our suppliers. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised, further development of our current or future product candidates could be delayed and we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, lose trade secrets or other confidential information, each of which could significantly harm our business.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

For example, the EU has adopted the General Data Protection Regulation, or GDPR, which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the effects of the COVID-19 pandemic on its operations and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including those disruptions that may be caused by the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. In addition, between December 22, 2018 and ending on January 25, 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If temporary reductions in operations due to the COVID-19 pandemic or repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Fluctuations in insurance cost and availability could adversely affect our results of operations or our risk management profile.

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, general liability insurance, property insurance and workers’ compensation insurance and such policies contain customary conditions and exclusions. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Additionally, even if we maintain insurance coverage for a type of liability, a particular claim may not be covered if it is subject to a coverage exclusion or we do not otherwise meet the conditions for coverage. If we operate our business without insurance, or with inadequate insurance, we could be responsible for paying claims or judgments against us, which could adversely affect our results of operations or financial condition.

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

The commencement and completion of clinical trials may be delayed by several factors, including:

•

impacts of the COVID-19 pandemic such as disruptions or delays to standard study monitoring practices, study drug shipments, biological pharmacokinetics sample shipments, data analysis and reporting of results due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials;

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
•

inability of trial participants to visit the study sites and continue with the studies and inability of the clinical investigators to see trial participants in a timely manner due to potential site closures;

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

In addition, the clinical trial requirements and the criteria used by the FDA and other foreign regulatory authorities to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidate. The regulatory approval process for novel product candidates such as URO-902 can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Until August 2017, the FDA had never approved a gene therapy product. Since that time, the FDA has only approved a small number of gene therapy product candidates, including Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia, Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma, Luxturna by Spark Therapeutics, Inc. for patients with an inherited form of vision loss, and Zolgensma by AveXis, Inc. for pediatric patients with a form of spinal muscular atrophy. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for URO-902 in either the United States, or other major markets or how long it will take to commercialize URO-902, if approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH has announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

Kyorin developed vibegron for the treatment of OAB in Japan and in September 2018, received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. In November 2018, Kyorin launched vibegron for the treatment of OAB in Japan. Previously, Kyorin reported positive results from its Phase 3 clinical trial in Japan for the treatment of OAB. If subsequent announcements by Kyorin regarding vibegron are unfavorable, or post-marketing data or Phase 4 clinical trials conducted by Kyorin are unfavorable or result in new safety signals in Japan during any such post-marketing or Phase 4 clinical trial, it could negatively impact our clinical development plans and potential approval for vibegron in the United States. Any unexpected measure by the Japanese regulatory agencies following approval of vibegron in Japan, including any measures due to unexpected post-marketing safety signals, will also affect the potential approval for vibegron in the United States. In addition, we face similar risks to the extent that third parties develop vibegron in other Asian territories.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials due to the effects of the COVID-19 pandemic or due to existing alternative treatments approved for the treatment of OAB as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo or the perceived risks of gene therapy as compared to more traditional treatment options. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the willingness of and ability for patients to visit clinical sites as a result of the COVID-19 pandemic, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Furthermore, any negative results or new safety signals we or third parties may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in our clinical trials. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance, including their abilities to perform during the COVID-19 pandemic.

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

We are aware of several companies that are working to develop drugs that would compete against vibegron and URO-902 for the treatment of OAB. For example, Velicept Therapeutics, Inc. is advancing solabegron, a beta-3 agonist initially developed by GlaxoSmithKline plc, as a twice-daily and once-daily formulation into Phase 2b clinical trials. In addition to solabegron, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd., is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd., is developing DA-8010, a novel anticholinergic, currently in a Phase 2 clinical trial in South Korea. Taris Biomedical LLC is developing TAR-302, an intravesicular drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1b clinical trials. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB, and Allergan has advanced a BOTOX-based sustained release gel (RTGel) for the treatment of OAB into Phase 2 clinical development.

We also face competition from other drugs and therapies currently approved for the treatment of OAB. Anticholinergic drugs have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics continue to account for the largest share of prescriptions written for the treatment of OAB in the United States. There are a number of widely prescribed anticholinergics approved for sale in the United States, including solifenacin, tolterodine and oxybutynin. Duchesnay USA has also signed an agreement with Apogepha to market Mictoryl® (propiverine hydrochloride) an anticholinergic and calcium antagonist in the United States once all FDA regulatory reviews have been completed. Propiverine hydrochloride was first approved in Germany in 1992 and is widely marketed outside of the United States. In addition, we will face competition from mirabegron (Myrbetriq, marketed by Astellas) and Allergan’s BOTOX, each of which are FDA-approved therapies used for the treatment of OAB. Furthermore, we expect to face additional competition from generic products as the patent protection for competitor’s products expire.

For example, we expect to face competition from a generic version of mirabegron following Myrbetriq’s loss of marketing exclusivity, which we expect to occur in early 2024. Any such competition from generics could adversely affect the market size and opportunity for vibegron, and there can be no assurance that generic competition will not reach the market even sooner than we expect.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our products for which we obtain marketing approval. Such laws include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

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

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. For example, in November 2019, we commissioned a third-party market research study to assess how vibegron would be covered, if approved. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, coverage and reimbursement decisions. Such interviewees represented payors covering over 147 million U.S. commercial and Medicare Part D lives. The payor representatives interviewed expect that vibegron will likely be managed at a preferred or non-preferred branded tier, without restrictions by a majority of payors, allowing patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. This market research study has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. The payor research does not warrant this management will take place at launch or prior to product review. There is no assurance that vibegron, if approved, would achieve adequate coverage and reimbursement levels, or that restrictions, including prior authorizations, will not be required by payors. There also is no assurance as to the timeline for obtaining any level of coverage for vibegron; coverage and reimbursement levels may not be achieved at or near launch.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to FDA approval of our NDA for vibegron. We are currently contracted with one contract manufacturer for our supply of vibegron. Such contract manufacturer has begun commercial manufacturing of vibegron. If the completion of commercial manufacturing is delayed, FDA approval of vibegron may be delayed as well. Any such delays in the approval process would impact our expected timing for the commercial launch for vibegron, if approved, and could harm our business, operating results and prospects.

Further, if we are not able to identify additional contract manufacturers for the commercial supply of vibegron and are not able to produce a sufficient commercial supply of vibegron to support its commercial launch, it may jeopardize our ability to successfully commercialize vibegron and generate any revenue. Also, if additional contract manufacturers are identified but are ultimately not approved by the FDA, we would have unnecessarily incurred additional manufacturing costs. This may be costly, and our investment would be lost if we could not utilize these additional contract manufacturers in the future.

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

While we will have agreements governing their activities, our CROs are not our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs, including their ability to work during the COVID-19 pandemic. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase and our ability to generate revenue could be delayed.

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can adversely impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future, including effects due to the COVID-19 pandemic, or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, vibegron, and relies in whole or in part on studies conducted by or for us. Also, if competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

For biologics, such as URO-902, the Biologics Price Competition and Innovation Act of 2009, or BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA also provides reference product sponsors with 12 years of market exclusivity, but unlike the Hatch-Waxman Act, it does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.

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

We have licensed certain intellectual property rights covering vibegron from Merck and URO-902 from ICI. If, for any reason, our license agreement with either of these licensors is terminated or we otherwise lose those rights, it could adversely affect our business. These license agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own;
•	others may be able to make a product that is similar to product candidates we intend to commercialize that is not covered by the patents that we exclusively licensed and have the right to enforce;
•	we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•	we or our licensor might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
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

Risks Related to Ownership of Our Common Shares

An active public market for our common shares may not be sustained or be liquid enough for you to sell your shares quickly or at market price.

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

In addition, our common shares are held by a relatively small number of holders. Sumitovant owns approximately 75% of our outstanding common shares as of June 18, 2020. Moreover, our officers and directors have the right to acquire our common shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold.

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

The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in the commencement, enrollment or ultimate completion of our clinical trials;
•	results of clinical trials of our product candidates or those of our competitors;
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

•	additions or departures of key scientific or management personnel;
•	short sales of our common shares;
•	sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	sales or purchases of our common shares by our officers who are subject to beneficial ownership reporting requirements under Section 16 of the Exchange Act;

•	sales of our common shares by us or our shareholders in the future, including sales by us through our “at-the-market” equity offering program described below;
•	negative coverage in the media or analyst reports, whether accurate or not;
•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•	size of our public float;
•	trading liquidity of our common shares;
•	investors’ general perception of our company and our business;
•	general economic, industry and market conditions;
•	global health concerns, such as the COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions and global health concerns, such as the COVID-19 pandemic, may negatively affect the market price of our common shares, regardless of our actual operating performance.

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

As of December 27, 2019, following the closing of the Sumitomo Transaction, Sumitovant controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of its directors is held by an individual, group or another company. In addition, Sumitovant has the right to designate two directors to our board of directors, each of whom have three votes on all matters presented to the board.  Together, the Sumitovant designated directors can control all matters presented to our board of directors for a vote. For so long as the Sumitovant designated directors control all such matters presented, we will be a “controlled company” and may elect not to comply with certain corporate governance requirements in accordance with the Nasdaq listing rules, including the requirements:

•	that a majority of the board of directors consists of independent directors;
•	that we annually evaluate the performance of the nominating and corporate governance and compensation committees;
•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We have elected to use certain of these exemptions, and we may continue to use all or some of these exemptions in the future. As a result, you may not have the same protections as those afforded to shareholders of companies that are not exempt from such Nasdaq corporate governance requirements.

Sumitovant owns a significant percentage of our common shares and is our primary lender and will be able to exert significant control over matters subject to shareholder approval.

Sumitovant beneficially owns approximately 75% of the voting power of our outstanding common shares as of June 18, 2020. This majority ownership position, in combination with it acting as our primary lender, gives Sumitovant the ability to exert substantial influence and control over us and our operations. For example, Sumitovant and its lone shareholder, Sumitomo, will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction.

Sumitovant and Sumitomo’s ability to control such decisions is subject to the terms of the investor rights agreement we entered into with Sumitovant and Sumitomo on December 27, 2019, or the Investor Rights Agreement.  The Investor Rights Agreement provides that for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, any transaction that would increase Sumitomo’s beneficial ownership to over 80% of our outstanding voting power must be approved by the holders of a majority of our outstanding voting shares that are not beneficially owned by Sumitovant or its affiliates, or the Minority Shares.  In addition the audit committee of our board of directors, or the Audit Committee, must approve any transaction that would increase Sumitomo’s beneficial ownership to over 76% of our outstanding voting power (if occurring prior to December 27, 2021) and any other related person transactions between Sumitomo or certain of its affiliates and us, consistent with our existing related person transactions policy.

As a strategic investor, Sumitovant’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. For example, Sumitovant may oppose a merger, amalgamation, sale of assets or other major corporate transaction involving one of its competitors for reasons independent of its ownership of our common shares. As a result of Sumitovant’s voting power, it has the ability to block matters submitted for shareholder approval. Further, Sumitovant is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of Sumitovant, or to Sumitovant’s business model, that could impact Sumitovant’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our affiliation with Sumitovant. So long as Sumitovant or a successor to Sumitovant continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

Sumitovant has the right to appoint two directors to our board of directors, each of whom has three votes.

Sumitovant is entitled to appoint two directors to our board of directors, each of whom has three votes on all matters presented to the board of directors. All other directors have one vote on all matters presented to the board of directors. While the directors appointed by Sumitovant are obligated to act in accordance with their fiduciary duty, they may have equity or other interests in Sumitovant and, accordingly, their interests may be aligned with Sumitovant’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. The two directors appointed by Sumitovant and who currently serve on our board of directors, acting together, are able to determine the outcome of all matters presented to the board of directors.

Any shareholder or group of shareholders who own a majority of our Minority Shares can control the approval of certain transactions with Sumitovant and the elections of our independent directors.

Pursuant to the Investor Rights Agreement, for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, the holders of a majority of our Minority Shares, must approve any of the following actions before they can be taken:

•	removal of any of our independent directors who comprise our Audit Committee;
•	removal of Mr. Pierre Legault as our lead independent director; and
•	any transaction that would increase Sumitomo’s beneficial ownership to over 80% of our outstanding voting power.

In addition, during the same period, the Investor Rights Agreement requires Sumitovant to vote its common shares in connection with the election of our independent directors in direct proportion to how the Minority Shares are voted.

As a result, any investor or group of investors who acquire a majority of our Minority Shares will have the right to control the election and terms of our independent directors and the approval of any transactions that would increase Sumitomo’s beneficial ownership above 80%.  The interests of the holders of the majority of the Minority Shares may not always coincide with our corporate interests or the interests of our other shareholders, and such holder may exercise their voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. For example, such holders of a majority of the Minority Shares could refuse to approve a covered transaction with Sumitomo, even if our board of directors and the Audit Committee has approved such transaction, or block the removal of an independent director serving on our Audit Committee, even if the remainder of our shareholders desire to remove such director.

If any investor or group of investors acquire a majority of our Minority Shares, our other shareholders may not have access to information about such investors beyond any information such investors would be required to file with the SEC.

Our organizational and ownership structure may create significant conflicts of interests.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and holders of our Minority Shares, on the one hand, and Sumitovant and its sole shareholder, Sumitomo, on the other hand. Certain of our directors have indirect equity interests in Sumitovant and, accordingly, their interests may be aligned with Sumitovant’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have access to such information regarding our directors’ equity interest in Sumitovant, Sumitomo or their respective affiliates, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ equity interest in Sumitovant or Sumitomo could impact the interests of those holders.

We are party to various related party agreements with Sumitovant and its affiliates, including the Sumitomo Loan Agreement, the Investor Rights Agreement, and the Information Sharing Agreement (as described in Note 14[C] below), and we may enter into other related party agreements with Sumitovant or its affiliates in the future. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the holders of our Minority Shares. Any material transaction between us and Sumitovant or its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. Because Sumitomo beneficially owns more than 10% of the voting interests of Roivant Sciences Ltd., or RSL, Sumitomo is considered a “principal owner” of RSL under applicable accounting standards. For so long as Sumitomo maintains a 10% or more ownership stake in RSL, transactions between us and RSL will be deemed related party transactions.  The Investor Rights Agreement also requires that any related person transactions between us and Sumitomo or its affiliates must be approved by the Audit Committee, consistent with our related person transactions policy, for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors.

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

The Sumitomo Transaction closed on December 27, 2019. Accordingly, Sumitovant now controls a majority of the voting power of our outstanding common shares. A number of factors could adversely affect our business or our stock price following the closing of the Sumitomo Transaction as we begin working with Sumitovant and undergo certain transitions following the closing, including:

•	Sumitovant now controls certain matters requiring our shareholders’ approval, including the election of non-independent directors and approval of transactions that are not related person transactions.
•	Sumitovant may implement changes to our business or take other corporate actions that our other shareholders may not view as beneficial.
•	The anticipated benefits of our affiliation with Sumitomo may not occur or may occur in a less pronounced way than currently expected.
•

The vesting of equity awards under the 2017 Plan accelerated upon the closing of the Sumitomo Transaction in accordance with its terms, which could adversely affect the market price of our common shares in the event that the holders of those equity awards elect to exercise their vested awards and sell the underlying common shares.

•

The change in ownership of a majority of our outstanding common shares creates uncertainty for our employees, which could make it difficult to attract and retain qualified management and commercial, scientific and clinical personnel.

•

In connection with the closing of the Sumitomo Transaction and the Sumitomo Loan Agreement, we agreed to abide by certain covenants, and the restrictions imposed by these covenants on our operations could impair our management’s ability to respond to changing circumstances and exploit business opportunities that may arise in the future.

•

We were a party to a number of services agreements with RSL and its affiliates, and the transition of the services obtained under those agreements from RSL to Sumitovant may cause disruptions to our normal operations.

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

If we fail to meet the listing standards of Nasdaq, our common shares may be delisted, which could have a material adverse effect on the liquidity of our common shares.

Our common shares are currently listed on Nasdaq. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. For example, we are required to maintain minimum levels of shareholders’ equity, market values of our common shares, or bid prices.  We are also required to meet certain minimum corporate governance requirements, including related to a majority independent board of directors and independent board committees, although we are exempt from many of these requirements because we are a controlled company.  Under Nasdaq rules, even though we are a controlled company, we are not exempt from the requirement that we have three independent members of our Audit Committee, however. As a result of the removal of James Robinson from the Audit Committee pursuant to his appointment as our Principal Executive Officer, we no longer complied with the audit committee composition requirements set forth in Rule 5605(c)(1) of the Nasdaq listing rules, or Rule 5605(c)(1), and we utilized the cure period set forth in Rule 5605(c)(4)(B) of the Nasdaq listing rules, or Rule 5605(c)(4)(B), while we conducted our search. This noncompliance had no immediate effect on the listing or trading of our shares on Nasdaq. Pursuant to Rule 5605(c)(4)(B), we had until the earlier of our next annual meeting of shareholders or March 23, 2021 (the date that is one year from the event that caused our noncompliance) to comply with this requirement, except that if our annual meeting of shareholders occurs no later than 180 days following our noncompliance, we have 180 days to regain compliance. On May 20, 2020, we appointed James Hindman to our board of directors and a member of our Audit Committee. As such, we are now in compliance with Rule 5601(c)(1) and were within the cure period set forth in Rule 5605(c)(4)(B).

If we are unable to meet applicable Nasdaq listing requirements in the future, including following any applicable cure period, our common shares could be delisted.  If our common shares were delisted, the liquidity of our common shares would be materially adversely affected and the market price of our common shares could decrease.

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

As of March 31, 2020, there were an aggregate of 5,731,759 common shares subject to outstanding options, stock appreciation rights, and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, stock appreciation rights, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. We have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes $50.0 million of our common shares under our “at-the-market” equity offering program described below. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares.

In November 2019, we entered into an “at-the-market” sales agreement with Jefferies LLC, or Jefferies, pursuant to which we may sell from time to time, common shares having an aggregate offering price of up to $50.0 million through Jefferies, acting as our agent. As of June 18, 2020, we have not sold any common shares pursuant to this “at-the-market” equity offering program. Whether we choose to effect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our common shares relative to other sources of capital. The issuance from time to time of common shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” and no longer qualify as a “non-accelerated filer,” we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For as long as we are an emerging growth company and a non-accelerated filer, we will not be required to comply with certain requirements applicable to other public companies, including an auditor attestation of the effectiveness of our internal control over financial reporting, and may be permitted to provide reduced disclosures under applicable SEC rules after we no long qualify as an emerging growth company or a non-accelerated filer as long as we then qualify as a smaller reporting company under applicable SEC rules.  Our legal and financial compliance costs will increase once we are no longer able to benefit from the exemptions and reduced disclosure requirements currently available to us as an emerging growth company and non-accelerated filer. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

We are required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the current fiscal year beginning April 1, 2019. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act, or such time as we no longer qualify as a non-accelerated filer, whichever occurs later. At such time as we are required to obtain an auditor attestation of our internal control over financial reporting, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are required to disclose significant changes made in our internal controls procedures on a quarterly basis.

We have completed the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 has required us to incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, but we have engaged consultants with appropriate public company experience and technical accounting knowledge to assist in compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the date (a) that is March 31, 2024, (b) on which we have total annual gross revenue of at least $1.07 billion or (c) on which we are deemed to be a large accelerated filer, which means the market value of our common shares that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” and/or a “non-accelerated filer,” which would allow us to take advantage of many of the same exemptions and reduced disclosure obligations, including with respect to the exemption from compliance with the auditor attestation requirements of Section 404 and reduced executive compensation disclosure in our periodic reports and proxy statements.

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

We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. As we are incorporated under the laws of Bermuda and all or a substantial portion of our assets are located outside the United States, a shareholder may need to effect service of process upon us in Bermuda. There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by a Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. The courts of Bermuda would recognize as a valid judgment, a final and conclusive judgment in personam obtained in a U.S. court pursuant to which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty). The courts of Bermuda would give a judgment based on such a U.S. judgment as long as (1) the U.S. court had proper jurisdiction over the parties subject to the judgment; (2) the U.S. court did not contravene the rules of natural justice of Bermuda; (3) the U.S. judgment was not obtained by fraud; (4) the enforcement of the U.S. judgment would not be contrary to the public policy of Bermuda; (5) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; (6) there is due compliance with the correct procedures under the laws of Bermuda; and (7) the U.S. judgment is not inconsistent with any judgment of the courts of Bermuda in respect of the same matter.

In addition, and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to Bermuda public policy. We have been advised that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, is unlikely to be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they are likely to be contrary to Bermuda public policy. Further, it may not be possible to pursue direct claims in Bermuda against us or our directors and officers for alleged violations of U.S. federal securities laws because these laws are unlikely to have extraterritorial effect and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged and proved in the Bermuda proceedings constitute or give rise to a cause of action under the applicable governing law, not being a foreign public, penal or revenue law.

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

During 2017, the European Union Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. In an effort to remain off this list, Bermuda committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. In June 2019, Bermuda exempted entities which are resident for tax purposes outside of Bermuda (and which are not resident in a jurisdiction listed by the EU as non-cooperative for tax purposes) from satisfying these economic substance requirements. The Company would be exempt as it is regarded as resident in the U.K. for tax purposes.

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

We believe that we and our non-U.S. subsidiaries were classified as CFCs in the prior taxable year that ended on March 31, 2020. For U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income and of any such shareholder’s share of our accumulated non-U.S. earnings and profits (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the U.S. Internal Revenue Service, or the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile. Our status may also depend, in part, on how quickly we utilize the cash on hand and cash from future financings, including the cash proceeds from the Sumitomo Loan Agreement, in our business and whether we earned or earn primarily passive income (such as interest income) in the prior, current or future taxable years. With respect to the prior taxable year that ended on March 31, 2020, the current taxable year and foreseeable future taxable years, we believe that we were not a PFIC and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis and we cannot provide any assurances regarding our PFIC status for the prior, current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for our prior, current or future taxable years. We will determine whether we were a PFIC or not for each taxable year and make such determination available to U.S. holders.

We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we were or are classified as a PFIC in the prior, current and future taxable years. In addition, recently proposed U.S. Treasury Regulations, of which we are continuing to assess the impact, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and our principal office is located at Suite 1, 3rd Floor, 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom. We also have business operations at 5281 California Avenue, Suites 100 and 250, Irvine, California 92617 and 324 Blackwell Street Bay 11, Suite 1104, Durham, North Carolina 27701.

Our wholly owned subsidiary, USI, entered into a lease agreement in November 2018 for 21,489 square feet of office space located in Irvine, California for clinical research and development operations, commercial operations, and administrative functions that expires seven years from the lease commencement date with an option to terminate after five years. The lease commenced in June 2019. In April 2020, USI amended the lease agreement to include an additional 6,865 square feet of office space located in Irvine, California. USI also entered into a sublease agreement with our affiliate, RSI, in June 2019 for 2,784 square feet of office space located in Durham, North Carolina for clinical research and development and other activities carried out by our personnel. The lease expires in July 2025.

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

Shareholders

American Stock Transfer & Trust Company is the transfer agent and registrar for our common shares. As of the close of business on June 18, 2020, we had two shareholders of record. The actual number of shareholders is greater than this number of record shareholders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of shareholders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on a number of factors, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.  In addition, pursuant to Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) that the realizable value of its assets would thereby be less than its liabilities. Under our amended and restated bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the Sumitomo Loan Agreement.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Under SEC rules and regulations, because we qualify as a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. In addition, refer to the section of this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. Our lead product candidate, vibegron, is an oral, once-daily, small molecule that was observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays. Vibegron is currently being developed for three potential indications: overactive bladder, or OAB, the treatment of OAB in men with benign prostatic hyperplasia, or BPH, and the treatment of abdominal pain due to irritable bowel syndrome, or IBS.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.  Vibegron was licensed to us in February 2017 by Merck Sharp & Dohme Corp., or Merck, and URO-902 was licensed to us in August 2018 by Ion Channel Innovations, LLC, or ICI. Additional information regarding our business and product candidates is included in Part I. Item 1. “Business” of this Annual Report on Form 10-K.

We were incorporated in January 2016, and our operations to date have consisted of organizing and staffing our company, identifying and in-licensing our product candidates, including acquiring the rights to vibegron and URO-902, preparing for and advancing the clinical development of our product candidates and preparing for the potential commercialization of vibegron.

Fiscal Year Ended March 31, 2020 and Recent Clinical and Business Highlights

The following summarizes our fiscal year ended March 31, 2020 and recent clinical and business highlights:

Vibegron for Treatment of OAB

•

In December 2019, we submitted a new drug application, or NDA, to the FDA seeking approval of once-daily 75mg vibegron for the treatment of patients with OAB with symptoms of urge urinary incontinence, urgency, and urinary frequency. The FDA accepted our NDA in March 2020. Our NDA has been assigned a Prescription Drug User Fee Act, or PDUFA, goal date of December 26, 2020.

•

In September 2019, we reported positive long-term data from the double-blind extension of our pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. Among the 52-week EMPOWUR vibegron treatment group, the reduction in micturitions at week 52 was 2.4 episodes per day from a baseline of 11.32 episodes and the reduction in urgency episodes was 3.4 episodes per day from a baseline of 8.0 episodes. Vibegron demonstrated sustained efficacy for urge urinary incontinence as the reduction in urge urinary incontinence was 2.2 episodes at week 52 from a baseline of 3.18 per day. In addition, a total of 61% of patients on vibegron achieved at least a 75% reduction in their daily urge urinary incontinence episodes from baseline at week 52 and 41% of patients on vibegron became “dry” which is defined as having no urge urinary incontinence episodes at week 52. This long-term data followed positive top-line results we reported in March 2019 from the pivotal Phase 3 EMPOWUR trial with over 1,500 patients, with vibegron 75 mg meeting both co-primary efficacy endpoints and all seven key secondary endpoints. Onset of action for the co-primary endpoints was observed as early as week two, the first timepoint measured, and statistically significant efficacy was maintained at all timepoints measured through the end of the study.

•

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

Vibegron for Treatment of OAB in Men with BPH

•

In October 2019, part two of the Phase 3 COURAGE trial assessing efficacy and safety in all patients, and testing 75 mg of vibegron versus placebo, began enrollment. The primary efficacy consists of the co-primary efficacy endpoints, including change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. The primary efficacy timepoint is Week 12 after treatment.

•	We expect to receive top-line data from the Phase 3 COURAGE trial in the second half of 2021.

Vibegron for Treatment of Abdominal Pain Due to IBS

•

We continue to enroll patients in our Phase 2a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M.  The trial is expected to enroll approximately 200 patients in the United States.

•	We expect to complete enrollment in the summer of 2020 and receive top-line data from the Phase 2a clinical trial in the fourth calendar quarter of 2020.

URO-902

•

In December 2019, we enrolled our first patient in the placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The Phase 2a trial is expected to enroll patients in two cohorts: the first cohort will receive either a single administration of 24 mg of URO-902 or matching placebo, and the second cohort will receive 48 mg of URO-902 or matching placebo into the bladder wall. Patients will be followed for up to 48 weeks after initial administration. The key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes.

•

We expect to receive the week 12 primary efficacy and safety top-line data for both cohorts in the Phase 2a clinical trial in the second half of 2021 and full trial data after the completion of the 48-week post-treatment period in 2022.

Sale of RSL’s Interest in the Company

In October 2019, Roivant Sciences Ltd., or RSL, and certain of its affiliates entered into a definitive agreement, or the Sumitomo Transaction Agreement, with Sumitomo pursuant to which, among other things, Sumitomo agreed to acquire all of RSL’s ownership interest in the Company. In connection with the Sumitomo Transaction Agreement, we entered into a letter agreement with Sumitomo, or the Sumitomo Letter Agreement, pursuant to which, among other things, (i) Sumitomo committed to provide us with a low-interest, interest-only, five-year term loan facility with no principal repayments required to be made by us until the end of the term; and (ii) the parties agreed to enter into an investor rights agreement that would provide Sumitomo with customary registration and information rights and provide our minority shareholders certain protections outlined therein.

On December 27, 2019, Sumitomo and RSL announced the closing of the transactions contemplated by the Sumitomo Transaction Agreement, or the Sumitomo Transaction, pursuant to which all of our common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution, or Sumitovant, and subsequent to such contribution, Sumitomo acquired all issued and outstanding equity securities of Sumitovant.   As of March 31, 2020, Sumitovant directly, and Sumitomo indirectly, owns approximately 75% of our outstanding common shares. As a result of the transfer of these common shares, RSL no longer beneficially owns any of our common shares.

Sumitomo Loan Agreement

On December 27, 2019, we entered into a $300 million unsecured revolving debt facility with Sumitomo, as lender, or the Sumitomo Loan Agreement. Sumitomo funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. In April 2020, Sumitomo funded an additional amount of $41.0 million. Additional funds may be drawn down by us no more than once in any calendar quarter, subject to the funding requests that are made are in accordance with our board approved operating budget. Loans under the Sumitomo Loan Agreement, or the Loans, bear a variable interest rate per annum equal to the London Inter-bank Offered Rate, or LIBOR, plus a margin of 3% payable on the last day of each calendar quarter. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

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

Moreover, the Investor Rights Agreement also contains certain protections for our minority shareholders for so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, or Total Voting Power. These protections include, among other things: (i) a requirement for a minimum of three independent directors on our Board of Directors, or the Board (each of whom cannot be removed by Sumitomo or certain of its affiliates without the approval of a majority of the minority shareholders); (ii) a requirement that the audit committee of the Board, or the Audit Committee, be comprised solely of independent directors; (iii) the appointment of Mr. Pierre Legault as our lead independent director; (iv) a requirement that any transaction proposed by Sumitomo or certain of its affiliates that would increase Sumitomo’s beneficial ownership to over 76% of the Total Voting Power be approved by the Audit Committee (if occurring prior to December 27, 2021) and, if such transaction would increase Sumitomo’s beneficial ownership to over 80% of the Total Voting Power, a majority of our minority shareholders must vote on such matter; and (v) a requirement that any related person transactions between Sumitomo or certain of its affiliates and us be approved by the Audit Committee, consistent with our existing Related Person Transactions Policy.

Pursuant to the Investor Rights Agreement, we also agreed that so long as Sumitomo or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, we will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of our securities to ensure that Sumitomo’s beneficial ownership percentage does not decline as a result of such issuance.

Information Sharing and Cooperation Agreement

On May 21, 2020, we entered into an information sharing and cooperation agreement, or the Sumitovant Cooperation Agreement, with Sumitovant. The Sumitovant Cooperation Agreement, among other things, obligates us to deliver to Sumitovant drafts of (i) our quarterly and annual financial statements and (ii) the discussion and analysis by our management of the Company’s financial condition and the results of our operations for such fiscal periods, prior to the applicable deadlines for filing such information with the SEC.  We also agreed to coordinate with Sumitovant before releasing earnings results or any interim financial guidance and to notify Sumitovant before issuing any other material press releases.

In addition, the Sumitovant Cooperation Agreement requires us to give Sumitovant’s auditors access to our auditors and our books and records to facilitate the completion of Sumitovant’s own internal audit and their review of our financial statements and internal accounting controls and operations.  We also agreed to provide Sumitovant any documents or materials relating to our business and access to our senior management to discuss any matters, in each case as Sumitovant may reasonably request.  To the extent we provide Sumitovant any information in response to such a request, Sumitovant may not (i) disclose such information to certain of its affiliates or (ii) use such information in a manner it deems, in good faith, to be detrimental to the Company or our shareholders.  In addition, both parties agreed to hold any information they receive from the other party in the strictest confidence, subject to customary exceptions for information that becomes public, that has been independently developed, or that is otherwise received on a non-confidential basis from a third party.

Moreover, the Sumitovant Cooperation Agreement provides that we must adopt and maintain policies to address our obligations with respect to financial reporting, audits, internal controls, record keeping, taxes, and other applicable laws.  In addition, the Board must have a compliance oversight committee, or the Compliance Committee, that oversees a compliance program designed to ensure we comply with our obligations under applicable laws, or the Compliance Program.  The Compliance Committee, in turn, is required to (i) appoint a member of our senior management to administer the Compliance Program and (ii) cause the implementation of internal reporting procedures and training to support the Compliance Program.  The Sumitovant Cooperation Agreement also requires us to comply in all material respects with applicable laws.

Market Access Services Agreement

On June 17, 2020, Urovant Sciences GmbH, or USG, entered into a market access services agreement, or the Market Access Services Agreement, with Sunovion Pharmaceuticals, Inc., or Sunovion, a wholly-owned subsidiary of Sumitomo. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of vibegron in the United States, including all of its territories and possessions.

Sunovion, in turn, has agreed to provide certain market access services with respect to the distribution and sale of vibegron, including, among other things:  (i) adding vibegron to Sunovion’s agreements with its third party logistics providers; (ii) adding vibegron to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks; (iii) facilitating USG’s entry into new contracts with certain health organizations regarding vibegron; (iv) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to vibegron; (v) providing USG with price reporting metrics and other information required for it to comply with applicable government price reporting requirements; (vi) coordinating with USG and any applicable wholesalers to address any recalls, investigations, or product holds; and (vii) providing certain other ancillary support services to facilitate the foregoing.

In order to facilitate Sunovion’s provision of these services, USG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by USG, solely to enable Sunovion to perform the contemplated services; (ii) provide Sunovion periodic reports of sales projections and volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which vibegron will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of USG’s quality systems; and (v) promptly notify Sunovion in the event vibegron is recalled.

As consideration for the services, USG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the agreement term.  After the second year of the agreement term, the monthly service charges will be determined by the parties.  In addition, USG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.

The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance.  The initial term of the Market Access Services Agreement is three years.  Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent to terminate the agreement at least nine (9) months prior to the expiration of the applicable term.  Either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control. Finally, USG may also terminate the Market Access Services Agreement if Sunovion fails to satisfy certain market access milestones or upon payment of a break-up fee.

Appointment of New Principal Executive Officer and Changes to Board of Directors

On March 23, 2020, following the resignation of Keith Katkin as our Principal Executive Officer and member of the Board, the Board appointed James Robinson to serve as our Principal Executive Officer.  Mr. Robinson has served as a member of the Board since March 2019 and will continue to serve on the Board.

On March 23, 2020, we, Sumitomo and Sumitovant executed a waiver of the requirements of Section 4.1(a) of the Investor Rights Agreement, solely with respect to the reduction of the number of independent directors serving on the Board as a result of the appointment of Mr. Robinson as our Principal Executive Officer, until September 19, 2020. The remaining terms of the Investor Rights Agreement remained in full force and effect. On May 20, 2020, James Hindman was appointed to the Company’s Board of Directors and a member of the Audit Committee and, as a result, the Company’s Board of Directors and Audit Committee has three independent directors. Therefore, the Company is in compliance with Section 4.1(a) of the Investor Rights Agreement.

Corporate Financing

•

We raised aggregate gross cash proceeds of $117.5 million from debt financing transactions, including $87.5 million from the Sumitomo Loan Agreement, during the year ended March 31, 2020. In April 2020, we borrowed an additional $41.0 million under the Sumitomo Loan Agreement.

•

In January 2020, we terminated the Hercules Loan Agreement in connection with, and as a requirement under, the Sumitomo Loan Agreement. Our obligations under the Hercules Loan Agreement of $48.2 million were repaid in full in January 2020.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized the novel COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines and causing some businesses to suspend operations. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. To date, our operations have not been significantly impacted by the COVID-19 pandemic other than, for vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new subjects into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS. For URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new subjects in our Phase 2a trial due to the COVID-19 pandemic. Subjects that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Such disruption is not expected to have a material adverse impact on our clinical trial plans and timelines.

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees while continuing our mission to develop and commercialize innovative therapies for urological conditions. Beginning the week of March 16, 2020, substantially all of our workforce began working from home and we curtailed employee travel. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We have adopted remote working tools to minimize the disruption to the achievement of our goals and objectives. As stay-at-home orders have started to be lifted, we may continue to require employees to work from home for a period of time after the order is lifted to protect the health and safety of employees. We continue to follow and monitor recommended actions of government and health authorities to protect our employees and will gradually resume normal operations once it is prudent to do so, and in compliance with all Federal, State, and local laws.

Further, the COVID-19 pandemic may negatively affect our supply chain, our ability to obtain approval of vibegron from the FDA and our pre-launch commercial readiness activities. We rely exclusively on third-party manufacturers to manufacture vibegron and URO-902 and our key third-party suppliers and manufacturers have been able to broadly maintain operations. To date, we have not experienced any significant disruption in our current supply chain for our clinical trials and as we prepare for the commercial launch of vibegron, if approved, or any negative impact or delay in our pre-launch commercial readiness activities or timelines. While we currently do not anticipate any interruptions in our manufacturing process or our pre-launch commercial readiness activities, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to supply and/or manufacture our products and our ability to conduct our pre-launch commercial readiness activities.

Our clinical trials may also be affected in the future by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of healthcare resources toward the COVID-19 pandemic. The COVID-19 pandemic may delay enrollment in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our pre-launch commercial readiness activities, end user demand for our products, if approved, healthcare systems or the global economy as a whole. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations.

Financial History

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of vibegron. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our product candidates.

We have funded our operations primarily from the issuance and sale of our common shares, from the Sumitomo Loan Agreement and from the term loans we had pursuant to the Hercules Loan Agreement. Additional information about our sources of funding is included under “—Liquidity and Capital Resources—Sources of Liquidity” below.

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

Research and development activities will continue to be central to our business model. Product candidates in later stages of clinical development, such as vibegron, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct. We expect our overall research and development expenses to continue to be a significant area of spend over the next several years as we advance the clinical development of vibegron and URO-902. With the completion of the Phase 3 EMPOWUR study and submission of our NDA seeking approval of vibegron for the treatment of patients with OAB, development costs for vibegron for OAB will decrease but are expected to be partially offset by increases in development costs of vibegron for other indications, particularly if the programs are successful, as well as increases in other areas, such as regulatory, pharmacovigilance, and medical affairs.

The duration, costs and timing of clinical trials of our current and future product candidates will depend on a variety of factors that include, but are not limited to: the number of trials required for approval; the per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required to enroll eligible patients; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical trial material; the efficacy and safety profile of the product candidate; and any impact as a result of the COVID-19 pandemic.

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

We anticipate that our general and administrative expenses will increase in the future to support anticipated organizational growth, commercial readiness, commercial launch if our product candidates are approved, and increased costs of continuing to operate as a public company. These increases will likely include increased costs related to the hiring of additional personnel, professional fees and general overhead. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Operating expenses:
Research and development	$92,437	$92,198
General and administrative	46,299	18,585
Total operating expenses	138,736	110,783
Other income (expense):
Interest expense, net	(3,581)	(259)
Loss on extinguishment of long-term debt	(4,093)	—
Loss on disposal of property and equipment	(236)	—
Other expense, net	(34)	(257)
Loss before provision for income taxes	(146,680)	(111,299)
Provision for income taxes	65	47
Net loss	$(146,745)	$(111,346)

Research and Development Expenses

For the years ended March 31, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Year Ended March 31,
	2020	2019
Program-specific costs:
Vibegron	$65,453	$81,213
URO-902	3,498	262

License fees	10,000	252

Unallocated costs:
Share-based compensation	3,609	1,296
Personnel expenses	7,219	5,419
Services Agreements	—	2,176
Other expense	2,658	1,580
Total research and development expenses	$92,437	$92,198

Research and development expenses increased by $0.2 million, to $92.4 million, for the year ended March 31, 2020 compared to $92.2 million for the year ended March 31, 2019. The increase in research and development expenses is primarily due to the following:

•	milestone payments of $10.0 million and $2.5 million pursuant to the license agreement with Merck and collaboration agreement with Kyorin, respectively;
•	an increase of $5.8 million in chemistry, manufacturing and controls costs as a result of sourcing and preparing for the manufacturing of validation batches of vibegron;
•	the PDUFA fee of $2.9 million in connection with the submission of our NDA seeking approval of vibegron for the treatment of OAB;
•

an increase of $2.3 million in share-based compensation due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo;

•	an increase of $1.8 million in personnel-related costs due to increased headcount;
•

an increase of $1.6 million in other program-specific third-party research and development costs to support the continuation of our clinical programs and the submission of our NDA filing for vibegron; and

•	an increase of $1.1 million in other unallocated research and development costs.

These increased expenses were partially offset by decreases primarily attributed to the following:

•	a decrease of $25.0 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study; and
•	a decrease of $2.2 million in costs billed under the service agreements with RSI and RSG.

General and Administrative Expenses

General and administrative expenses increased by $27.7 million, to $46.3 million, for the year ended March 31, 2020 compared to $18.6 million for the year ended March 31, 2019. The increase in general and administrative expenses is primarily due to the following:

•

an increase of $14.7 million in share-based compensation expense for stock options and restricted stock units granted to employees and board members due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo and increased fair value of certain stock options modified and reclassified to liabilities;

•	an increase of $6.0 million in personnel-related costs due to increased headcount;
•	an increase of $4.4 million in general overhead and corporate expenses due to costs associated with operating as a public company and larger office facilities to accommodate our increased headcount;
•	an increase of $2.3 million in market research and other commercial readiness costs; and
•	an increase of $1.8 million in legal and other professional and consulting fees due to costs associated with operating as a public company.

These increased expenses were partially offset by a $1.5 million decrease in share-based compensation expense allocated to us by RSL and costs billed under the services agreements with RSI and RSG.

Interest Expense, Net

Interest expense, net consists of interest expense related to the Hercules Loan Agreement and Sumitomo Loan Agreement as well as the associated non-cash amortization of debt discount and issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net, increased by $3.3 million, to $3.6 million, for the year ended March 31, 2020 compared to $0.3 million for the year ended March 31, 2019 primarily due to the Company entering into the Hercules Loan Agreement in February 2019.

Loss on Extinguishment of Long-Term Debt

The loss on extinguishment of long-term debt consists of the difference between the carrying value of the term loans pursuant to the Hercules Loan Agreement on the date of termination and the outstanding obligations paid in full of $48.2 million.  The difference of $4.1 million primarily consists of the remaining unamortized debt discount and issuance costs on the termination date of $3.2 million and a prepayment charge of $0.9 million pursuant to the Hercules Loan Agreement being terminated prior to the one-year anniversary of its execution.

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

In November 2019, we filed a registration statement on Form S-3 under the Securities Act of 1933 to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes our $50.0 million “at-the market” equity offering program. As of March 31, 2020, we had $50.0 million of capacity available to us under our “at-the-market” equity offering program.

In December 2019, we entered into the Sumitomo Loan Agreement in the amount of $300.0 million. Sumitomo funded an initial amount of $87.5 million in December 2019 and an additional amount of $41.0 million in April 2020. Additional funds totaling $171.5 million as of June 19, 2020 may be drawn down by us no more than once in any calendar quarter, subject to certain terms and conditions.

As of March 31, 2020, we had an accumulated deficit of $322.3 million and a cash balance of $51.4 million, as compared to $175.5 million and $85.4 million, respectively, as of March 31, 2019. Prior to our IPO, the Hercules Loan Agreement and the Sumitomo Loan Agreement, all operations had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the years ended March 31, 2020 and 2019, we had a net loss of $146.7 million and $111.3 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses and negative cash flows at least for the next several years. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization and commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

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

•	identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	service debt obligations and payment of interest associated with the Sumitomo Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, advance our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies, and to fund our commercial readiness and general and administrative costs. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash, together with the draw down under the Sumitomo Loan Agreement of $41.0 million in April 2020 and the financing commitment from Sumitomo of $171.5 million which is available to us if future funding requests are in accordance with our board approved operating budget, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report on Form 10-K. This estimate is based on our current assumptions, including assumptions relating to the timing of regulatory approval and subsequent launch of vibegron for OAB and our ability to manage the amount and timing of our spend. Our current assumptions may prove to be wrong and we could use our available capital resources sooner than we currently expect. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact on commercialization efforts due to the COVID-19 pandemic. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, as well as may be limited pursuant to the terms of the Sumitomo Loan Agreement and Sumitomo’s ability to exert substantial influence and control over us due to Sumitomo’s majority ownership of our outstanding common shares. As such, adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital, when needed, in sufficient amounts or on terms acceptable to us, or if the current financing commitment of $171.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the fourth calendar quarter of 2020, including but not limited to actions such as reducing personnel-related costs, curtailment of our pre-commercial launch efforts, development activities and other discretionary expenditures that are within our control. Additionally, we may have to discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern. We will prioritize necessary and appropriate steps to enable the continued operations of our business and preservation of the value of our assets beyond the next twelve months.  These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal years 2020 and 2021. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Net cash used in operating activities	$(102,084)	$(109,036)
Net cash used in investing activities	$(769)	$(593)
Net cash provided by financing activities	$68,937	$188,631

Operating Activities

For the year ended March 31, 2020, $102.1 million of cash was used in operating activities. This was primarily attributable to a net loss of $146.7 million. This amount was partially offset by $20.5 million in share-based compensation expense from stock options and restricted stock units granted to employees and board members as a result of the acceleration of vesting of certain stock options and restricted stock units due to the Sumitomo Transaction and increased fair value of certain stock options modified and reclassified to liabilities, an increase of $11.9 million in accounts payable and accrued expenses primarily due to the accruals for clinical trial and drug supply costs, a decrease of $6.6 million in prepaid expenses and other current assets primarily due to the expense of amounts paid in advance of services performed by our CRO for our Phase 3 EMPOWUR study, $4.1 million in loss on extinguishment of long-term debt for the termination of the Hercules Loan Agreement in January 2020, $0.6 million in non-cash operating lease costs, $0.2 million from the loss on disposal of property and equipment upon our move to a larger office space in Irvine, California, and $0.7 million for the amortization of the debt discount and issuance costs from the Hercules Loan Agreement and Sumitomo Loan Agreement.

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

Investing Activities

For the years ended March 31, 2020 and 2019, $0.8 million and $0.6 million of cash was used in investing activities, respectively, all for the purchase of property and equipment.

Financing Activities

For the year ended March 31, 2020, cash provided by financing activities of $68.9 million was primarily attributable to proceeds of $87.5 million from the Sumitomo Loan Agreement, proceeds of $30.0 million from the Hercules Loan Agreement, proceeds of $0.8 million from the exercise of stock options, and capital contributions from RSL of $0.3 million, offset by the repayment and redemption fees associated with the Hercules Loan Agreement of $47.9 million, payment of stock options and restricted stock units tax withholding on net settlement of $0.9 million, debt financing costs in connection with the Hercules Loan Agreement and Sumitomo Loan Agreement of $0.6 million, and deferred offering costs in connection with our “at-the-market” equity offering program of $0.2 million.

For the year ended March 31, 2019, cash provided by financing activities of $188.6 million was primarily attributable to the net proceeds of $132.9 million from our IPO, capital contributions from RSL of $41.6 million, and net proceeds of $14.1 million from the debt financing with Hercules.

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

The following table provides information with respect to our contractual obligations as of March 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future years (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt obligation, including interest	$106,234	$3,948	$7,896	$94,390	$—
Operating lease obligations	4,972	764	1,587	1,681	940
	$111,206	$4,712	$9,483	$96,071	$940

Long-Term Debt Obligation – Related Party

Long-term debt obligation reflects our obligation to pay interest on the outstanding principal amount as of March 31, 2020 of $87.5 million under the Sumitomo Loan Agreement and to make the principal repayment at maturity. Our long-term debt obligation under the Sumitomo Loan Agreement bears interest at a LIBOR variable rate plus a margin of 3% per annum. The related interest on the aggregate principal amounts outstanding to Sumitomo included in the above table was estimated using the interest rate in effect at March 31, 2020. See Note 5[B], “Long-term debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Sumitomo Loan Agreement.

Operating Lease Obligations

Operating lease obligations include future rent payments under one office lease in Irvine, California and one office lease in Durham, North Carolina. The Irvine lease is for 21,489 square feet of office space pursuant to a lease agreement which commenced in June 2019 and expires in May 2026, with the option to extend the lease term for an additional five years. The Durham lease is for 2,784 square feet of office space pursuant to a sublease agreement with our affiliate, RSI, that expires in July 2025 with no option to extend the lease term. The minimum lease payments included in the table above do not include any related common area maintenance charges or real estate taxes. In addition, the operating lease obligations included in the table above do not include potential rent payments during the optional lease renewal term.

In April 2020, we entered into an amendment to our Irvine office lease to add 6,865 square feet of office space. The lease term for the additional office space is concurrent with the existing Irvine lease and expires in May 2026. The total rental payment obligation under the new office lease is $1.3 million. The lease commenced in May 2020.

License and Collaboration Agreements

We received an exclusive license to develop, manufacture and commercialize vibegron worldwide, excluding Japan, China, and certain other Asian territories, pursuant to our license agreement with Merck, which we entered into in February 2017. Pursuant to this agreement, we made an upfront payment of $25.0 million to Merck during the year ended March 31, 2017. Additionally, we agreed to pay Merck up to an aggregate of $44.0 million upon the achievement of certain regulatory milestone events and up to an aggregate of $80.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay Merck tiered royalties in the sub-teen double-digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to standard offsets and reductions as set forth in the agreement. During the year ended March 31, 2020, we made a regulatory milestone payment of $10.0 million to Merck upon acceptance of our NDA submission by the FDA. We cannot, at this time, estimate the timing or likelihood of achieving the remaining milestones or generating future product sales which result in royalty payments to be made under this agreement. Therefore, such payments are not included in the table above. See Note 3[A], “License agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our license agreement with Merck.

In June 2017, we entered into an intellectual property purchase agreement with RSG, a wholly owned subsidiary of our parent company, RSL, as amended on May 22, 2018, pursuant to which we assigned all of our rights, titles, claims and interests in and to all intellectual property rights under our license agreement with Merck, solely as it relates to any of our rights or obligations in China, to RSG. In connection with this assignment, we also entered into a separate collaboration agreement with RSG in June 2018, setting forth the parties’ respective rights and obligations to each other in connection with the development of vibegron in their respective territories. See Note 6[H], “Related party transactions,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Vibegron is also being developed by Kyorin for the treatment of OAB in Japan and certain other Asian territories. We entered into a collaboration agreement with Kyorin in August 2017. Pursuant to this agreement, our maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. In December 2019, we achieved a certain regulatory milestone pursuant to the Kyorin Agreement and, as a result, recorded a milestone payment of $2.5 million during the year ended March 31, 2020. The remaining obligation under this agreement of $8.0 million would be due upon achievement of a regulatory milestone by us in the United States, subject to certain specific conditions which we believe are not probable to occur; therefore, such payment is not included in the table above. See Note 11[B], “Commitments and contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our collaboration agreement with Kyorin.

We received an exclusive license to develop, manufacture and commercialize URO-902 worldwide, pursuant to our license agreement with ICI, which we entered into in August 2018. Pursuant to this agreement, we made an upfront payment of $0.25 million to ICI during the year ended March 31, 2019. Additionally, we agreed to pay ICI up to an aggregate of $35.0 million upon the achievement of certain development and regulatory milestone events and up to an aggregate of $60.0 million upon the achievement of certain sales milestone events. Further, we agreed to pay ICI tiered royalties in the mid-to-high single digits on net sales of licensed products made by us, our affiliates or our sublicensees, subject to certain reductions. We cannot, at this time, estimate the timing or likelihood of achieving these milestones or generating future product sales which result in royalty payments to be made under this agreement. Therefore, such payments are not included in the table above. See Note 3[B], “License agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our license agreement with ICI.

Supply Agreement

As of March 31, 2020, under our enzyme supply agreement, we could be required to make minimum purchase commitments of up to $3.75 million and a milestone payment of $0.5 million. We are unable to estimate the timing or likelihood of the payments under this agreement as the financial commitment is subject to the first regulatory approval of vibegron in any of the United States, Europe or Canada. See Note 11[A], “Commitments and contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our enzyme supply agreement.

Uncertain Tax Positions

We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 740. As of March 31, 2020 and 2019, we had unrecognized tax benefits of $1.2 million and $0.7 million, respectively.  We are not able to reasonably estimate the timing of future tax payments related to these obligations.  Therefore, such amounts are not included in the table above.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used to determine which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of common share and option awards. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Share-Based Compensation

We recognize share-based compensation expense related to stock options and stock appreciation rights, or SARs, granted to employees, directors and consultants based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. For SARs, we estimate fair value using a binominal lattice model. The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, we determine the fair value of awards as of the grant date using a Monte Carlo simulation model.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of share-based awards. The assumptions we consider to be critical include:

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

Expected volatility.    Because we do not have an extended trading history for our common shares, the expected volatility was estimated using weighted-average measures of implied volatility and the historical volatility of our peer group of companies for a period equal to the expected life of the stock options. Our peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty. Beginning in the third quarter of fiscal year 2019, we began including our own historical volatility with the historical volatility of our peer group of companies as part of the weighted-average measure of expected volatility.

As part of the valuation of share-based compensation under the Black-Scholes option-pricing model, it is necessary for us to utilize the fair value of our common shares on the grant date. Prior to our IPO, we were required to periodically estimate the fair value of our common shares when issuing options and in computing our estimated share-based compensation expense. Given the absence of a public trading market prior to the completion of our IPO, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine our best estimate of the fair value of our common shares. The estimation of the fair value of the common shares considered factors including the following: the estimated present value of our future cash flows; our business, financial condition and results of operations; our forecasted operating performance; the illiquid nature of our common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. In connection with our IPO, we reassessed the fair value of our options. Subsequent to our IPO, we utilize the closing market price of our common shares on the grant date when estimating the fair value of share-based payment awards.

Share-based compensation expense associated with time-vesting restricted stock units is based on the fair value of our common shares on the grant date, which equals the closing market price of our common shares on the grant date. We recognize the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We have made an entity-wide accounting policy election to account for pre-vesting award forfeitures when they occur.

Research and Development Expense and Accruals

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

We consider regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as research and development expenses when incurred.

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

We have evaluated the in-license agreements of vibegron from Merck and URO-902 from ICI based on the applicable guidance in ASC 805, Business Combinations, and have determined that the in-process research and development, or IPR&D, assets licensed did not meet the definition of a business and thus the transactions were not considered a business combination. We then evaluated, pursuant to ASC 730, Research and Development, whether the IPR&D assets had an alternative future use and concluded they did not. As a result, we recorded the upfront license payment of $25.0 million under the Merck agreement and the $0.25 million upfront license payment under the ICI agreement as research and development expense upon entry into the license agreements. Further, we recorded the regulatory milestone payment of $10.0 million pursuant to the Merck agreement upon acceptance of our NDA by the FDA in March 2020 as research and development expense.

Leases

Prior to April 1, 2019, we recognized our leases in accordance with ASC 840, Leases, and all of our leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the lease term.

Effective April 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASC 842, using the modified retrospective method, which provides a method for recording existing leases at adoption using the effective date as its date of initial application. We also applied the practical expedient which allows companies to not recast comparative financial periods presented. As a result of the adoption of ASC 842 on April 1, 2019, we have changed our accounting policy for leases. We consider the lease accounting policy under ASC 842 to be critical because the adoption has a material impact in our consolidated financial statements and requires us to make judgments, estimates, and assumptions.

ASC 842 requires leases to be accounted for using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right.

We apply judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. We determine the lease term as the non-cancelable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We apply judgment in evaluating whether it is reasonably certain whether or not to exercise the option to renew or terminate the lease and estimate the lease term applicable to lease contracts. That is, we consider all relevant factors that create an economic incentive to exercise a renewal or termination. After the commencement date, we reassess the lease term if there is a significant event or change in circumstance that is within our control and affects our ability to exercise or not to exercise the option to renew or terminate.

Right of use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the term. As our leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. We make estimates in determining the incremental borrowing rates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we qualify as a “smaller reporting company,” we are not required to provide the information required by this item in this report.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of a company’s principal executive and principal financial officers, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, our management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective based on those criteria.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We intend to file a definitive proxy statement for our 2020 Annual General Meeting of Shareholders, or the 2020 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after March 31, 2020. Accordingly, certain information required by Part III has been omitted pursuant to General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2020 Proxy Statement under the captions “Election of Directors,” “Information Regarding Board of Directors and Corporate Governance,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct, that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website located at www.urovant.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website within four business days following the date of the amendment or waiver to the extent required by applicable rules of the SEC or Nasdaq.

Item 11. Executive Compensation.

The information required by this item will be contained in our 2020 Proxy Statement under the captions “Information Regarding Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our 2020 Proxy Statement under the captions “Ratification of Selection of Independent Registered Public Accounting Firm, Appointment of Auditor for Statutory Purposes and Authorization for the Board to set Auditor Remuneration” and is incorporated herein by reference.

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

(3)	Exhibits.

Exhibit Number		Incorporated by Reference				Filed
	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Second Amended and Restated Bye-laws.	10-Q	001-38667	3.3	2/13/20

4.1	Warrant Agreement, dated February 20, 2019, issued to Hercules Capital, Inc.	8-K	001-38667	4.1	2/22/19

4.2	Warrant Agreement, dated September 20, 2019, issued to Hercules Capital, Inc.	8-K	001-38667	4.1	9/25/19

4.3	Description of Share Capital.					X

10.1*	License Agreement, dated February 3, 2017, by and between Urovant Sciences GmbH and Merck Sharp & Dohme Corp., as amended on April 27, 2017 and March 19, 2018.	S-1/A	333-226169	10.1	9/10/18

10.2*	Collaboration Agreement, dated as of August 24, 2017, by and between Urovant Sciences GmbH and Kyorin Pharmaceutical Co., Ltd.	S-1/A	333-226169	10.2	9/10/18

10.3*	China IP Purchase Agreement, effective as of June 12, 2017, by and between Urovant Sciences GmbH and Roivant Sciences GmbH, as amended on May 22, 2018.	S-1	333-226169	10.3	7/13/18

10.4*	Collaboration Agreement, dated June 1, 2018, by and between Urovant Sciences GmbH and Roivant Sciences GmbH.	S-1	333-226169	10.4	7/13/18

10.5*	Enzyme Supply Agreement, effective as of September 1, 2017, by and between Urovant Sciences GmbH and Codexis, Inc.	S-1/A	333-226169	10.5	9/10/18

10.6	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences, Inc., Urovant Sciences GmbH, Urovant Sciences, Inc. and the Registrant.	S-1	333-226169	10.6	7/13/18

10.7	Amended and Restated Services Agreement, effective as of July 9, 2018, by and among Roivant Sciences GmbH and Urovant Sciences GmbH.	S-1	333-226169	10.7	7/13/18

10.8*	Data Sharing Agreement, effective as of May 22, 2018, by and between Urovant Sciences GmbH and Datavant, Inc.	S-1	333-226169	10.10	7/13/18

10.9*	License Agreement, dated August 24, 2018, by and between Urovant Sciences GmbH and Ion Channel Innovations, LLC.	S-1/A	333-226169	10.11	8/30/18

10.10+	Form of Indemnification Agreement with directors and executive officers.	8-K	001-38667	10.1	4/6/20

10.11+	2017 Equity Incentive Plan, as amended and restated.	8-K	001-38667	10.2	9/17/19

10.12+	2019 Employee Stock Purchase Plan.	8-K	001-38667	10.1	9/17/19

10.13+	Forms of Option Grant Notice and Option Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.14	9/17/18

10.14+	Form of Early Exercise Stock Purchase Agreement under the 2017 Equity Incentive Plan, as amended and restated.	S-1/A	333-226169	10.15	9/17/18

10.15+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive Plan, as amended and restated.	10-Q	001-38667	10.1	2/13/19

10.16+	Employment Agreement, dated March 23, 2020, by and between James Robinson and Urovant Sciences, Inc.	8-K	001-38667	10.2	3/23/20

10.17+	Separation and Consulting Agreement, dated March 23, 2020, by and between Keith A. Katkin and Urovant Sciences, Inc.	8-K	001-38667	10.1	3/23/20

10.18+	Employment Agreement, dated October 28, 2019, by and between Ajay Bansal and Urovant Sciences, Inc.	8-K	001-38667	10.2	10/31/19

10.19+	Employment Agreement, dated September 13, 2018, by and between Christine G. Ocampo and Urovant Sciences, Inc.	S-1/A	333-226169	10.17	9/17/18

10.20+	Employment Agreement, dated September 13, 2018, by and between Cornelia Haag-Molkenteller, M.D., Ph.D. and Urovant Sciences, Inc.	S-1/A	333-226169	10.19	9/17/18

10.21+	Employment Agreement, dated September 13, 2018, by and between Bryan E. Smith and Urovant Sciences, Inc.	S-1/A	333-226169	10.21	9/17/18

10.22+	Employment Agreement, dated June 1, 2020, by and between Walt Johnston and Urovant Sciences, Inc.					X

10.23	Letter Agreement, dated October 31, 2019, by and between Sumitomo Dainippon Pharma Co., Ltd. and Urovant Sciences Ltd.	8-K	001-38667	10.1	10/31/19

10.24	Loan Agreement, dated December 27, 2019, by and between Sumitomo Dainippon Pharma Co., Ltd. and Urovant Sciences Ltd.	8-K	001-38667	10.1	12/30/19

10.25	Investor Rights Agreement, dated December 27, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., Urovant Sciences Ltd., and Sumitovant Biopharma Ltd.	8-K	001-38667	10.2	12/30/19

10.26	Information Sharing and Cooperation Agreement, dated as of May 21, 2020, by and between Sumitovant Biopharma Ltd. and the Registrant.	8-K	001-38667	10.1	5/28/20

10.27	Open Market Sale Agreement, dated November 8, 2019, by and between the Company and Jefferies LLC.	S-3	333-234620	1.2	11/12/19

10.28	Sublease Agreement between Roivant Sciences, Inc. and Urovant Sciences, Inc. dated June 10, 2019.	10-Q	001-38667	10.1	8/14/19

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
**

These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROVANT SCIENCES LTD.

Date: June 19, 2020	By:	/s/ James Robinson
James Robinson
Principal Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Robinson and Ajay Bansal, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Urovant Sciences Ltd., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Robinson	Principal Executive Officer and Director	June 19, 2020
James Robinson

/s/ Ajay Bansal	Principal Financial Officer (Urovant’s authorized representative in the United States)	June 19, 2020
Ajay Bansal

/s/ Christine G. Ocampo	Principal Accounting Officer	June 19, 2020
Christine G. Ocampo

/s/ Myrtle S. Potter	Director	June 19, 2020
Myrtle S. Potter

/s/ Sef P. Kurstjens	Director	June 19, 2020
Sef P. Kurstjens, M.D., Ph.D.

/s/ Pierre Legault	Director	June 19, 2020
Pierre Legault

/s/ Shigeyuki Nishinaka	Director	June 19, 2020
Dr. Shigeyuki Nishinaka

/s/ James Hindman	Director	June 19, 2020
James Hindman

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Urovant Sciences Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urovant Sciences Ltd.  (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

June 19, 2020

UROVANT SCIENCES LTD.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash	$51,414	$85,353
Restricted cash	243	243
Prepaid expenses and other current assets	6,489	12,914
Due from Sumitovant Biopharma Ltd.	172	—
Total current assets	58,318	98,510
Property and equipment, net	1,210	923
Operating lease right-of-use assets	3,135	—
Restricted cash, net of current portion	623	600
Other assets	9	88
Total assets	$63,295	$100,121

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,589	$1,925
Accrued expenses	21,756	9,877
Due to Roivant Sciences Ltd.	31	15
Current portion of share-based compensation liabilities	7,204	—
Current portion of operating lease liabilities	351	—
Total current liabilities	30,931	11,817
Share-based compensation liabilities, net of current portion	32	—
Related-party long-term debt	87,252	—
Long-term debt	—	13,534
Operating lease liabilities, net of current portion	3,086	—
Total liabilities	121,301	25,351

Commitments and contingencies (Note 11)

Shareholders' (deficit) equity
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,635,258 and 30,322,911 issued and outstanding at March 31, 2020 and 2019, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	452	269
Additional paid-in capital	263,818	250,032
Accumulated deficit	(322,276)	(175,531)
Total shareholders' (deficit) equity	(58,006)	74,770
Total liabilities and shareholders' (deficit) equity	$63,295	$100,121

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended March 31,
	2020	2019
Operating expenses:
Research and development(1)	$92,437	$92,198
General and administrative(2)	46,299	18,585
Total operating expenses	138,736	110,783
Other expense:
Interest expense, net(3)	(3,581)	(259)
Loss on extinguishment of long-term debt	(4,093)	—
Loss on disposal of property and equipment	(236)	—
Other expense, net	(34)	(257)
Loss before provision for income taxes	(146,680)	(111,299)
Provision for income taxes	65	47
Net loss	$(146,745)	$(111,346)
Net loss per common share—basic and diluted	$(4.82)	$(4.43)
Weighted average common shares outstanding—basic and diluted	30,416,641	25,145,211

(1)	Includes $0 and $2,251 of costs allocated from Roivant Sciences Ltd. during the years ended March 31, 2020 and 2019, respectively. Also includes share-based compensation expense (see Note 9[C]).
(2)	Includes $213 and $1,692 of costs allocated from Roivant Sciences Ltd. during the years ended March 31, 2020 and 2019, respectively. Also includes share-based compensation expense (see Note 9[C]).
(3)	Includes $1,108 of interest expense from related-party long-term debt with Sumitomo Dainippon Pharma Co., Ltd. during the year ended March 31, 2020 (see Note 5[B]).

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended March 31,
	2020	2019
Net loss	$(146,745)	$(111,346)
Other comprehensive income:
Foreign currency translation adjustment	183	262
Total other comprehensive income	183	262
Comprehensive loss	$(146,562)	$(111,084)

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share data)

	Common Shares		Common Shares	Shareholder	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Income	Equity (Deficit)
Balance at March 31, 2018	20,025,098	$1	$(1)	$(1,310)	$72,562	$(64,185)	$7	$7,074
Capital contributions from RSI and RSG	—	—	—	1,310	40,321	—	—	41,631
Share-based compensation expense	—	—	—	—	3,398	—	—	3,398
Capital contribution from RSI and RSG - share-based compensation expense	—	—	—	—	580	—	—	580
Issuance of common shares in initial public offering, net of commissions and offering costs of $11.3 million	10,297,813	—	—	—	132,931	—	—	132,931
Warrants issued with long-term debt	—	—	—	—	240	—	—	240
Foreign currency translation adjustment	—	—	—	—	—	—	262	262
Net loss	—	—	—	—	—	(111,346)	—	(111,346)
Balance at March 31, 2019	30,322,911	1	(1)	—	250,032	(175,531)	269	74,770
Capital contributions from RSI and RSG	—	—	—	—	251	—	—	251
Share-based compensation expense	—	—	—	—	15,859	—	—	15,859
Capital contribution from Sumitovant - share-based compensation expense	—	—	—	—	1,351	—	—	1,351
Capital contribution from RSI and RSG - share-based compensation expense	—	—	—	—	111	—	—	111
Share-based compensation expense reclassified to liabilities	—	—	—	—	(4,074)	—	—	(4,074)
Exercise of stock options, net of tax withholding	302,526	—	—	—	(87)	—	—	(87)
Vesting of restricted stock units, net of tax withholding	9,821	—	—	—	(63)	—	—	(63)
Warrants issued with long-term debt	—	—	—	—	438	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	—	183	183
Net loss	—	—	—	—	—	(146,745)	—	(146,745)
Balance at March 31, 2020	30,635,258	$1	$(1)	$—	$263,818	$(322,276)	$452	$(58,006)

The accompanying notes are an integral part of these consolidated financial statements.

UROVANT SCIENCES LTD.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(146,745)	$(111,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	180
Share-based compensation expense	20,483	3,978
Amortization of debt discount and issuance costs	675	92
Non-cash operating lease cost	640	—
Loss on extinguishment of long-term debt	4,093	—
Loss on disposal of property and equipment	236	—
Unrealized foreign currency translation adjustment	183	262
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,590	(7,462)
Other assets	79	(4)
Due from Sumitovant Biopharma Ltd.	(172)	—
Due to Roivant Sciences Ltd.	16	(1,467)
Accounts payable	(336)	1,092
Accrued expenses	12,266	5,639
Operating lease liabilities	(338)	—
Net cash used in operating activities	(102,084)	(109,036)
Cash flows from investing activities:
Purchases of property and equipment	(769)	(593)
Net cash used in investing activities	(769)	(593)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	251	41,631
Proceeds from exercise of stock options	796	—
Payment of stock options and restricted stock units tax withholding on net settlement	(946)	—
Debt financing costs paid	(645)	(931)
Repayment of long-term debt and redemption fees	(47,854)	—
Cash proceeds from third-party debt financing	30,000	15,000
Cash proceeds from related-party debt financing	87,500	—
Deferred offering costs paid	(165)	—
Proceeds from issuance of common shares in initial public offering, net of offering costs	—	132,931
Net cash provided by financing activities	68,937	188,631
Net change in cash and restricted cash	(33,916)	79,002
Cash and restricted cash—beginning of year	86,196	7,194
Cash and restricted cash—end of year	$52,280	$86,196
Non-cash financing activities:
Warrants issued with long-term debt	$438	$240
Reclassification of share-based compensation expense from additional paid-in capital to liabilities	$4,074	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$387
Supplemental disclosure of cash paid:
Income taxes	$65	$178
Interest	$3,081	$169

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

On December 27, 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) and RSL announced the closing of the transactions between Sumitomo and RSL and certain of its affiliates contemplated by the definitive transaction agreement entered into on October 31, 2019 (the “Sumitomo Transaction”), pursuant to which all of the Company’s common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution (“Sumitovant”), and subsequent to such contribution, Sumitomo acquired all issued and outstanding equity securities of Sumitovant (see Note 6[A]).

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, acquiring its product candidates, vibegron and URO-902, and preparing for and advancing vibegron and URO-902 into clinical development. Vibegron was licensed from Merck Sharp & Dohme Corp. (“Merck”), a subsidiary of Merck & Co., in February 2017. URO-902 was licensed from Ion Channel Innovations, LLC (“ICI”) in August 2018. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

[B] Liquidity:

The Company has historically been capitalized with funding from its initial public offering, which was completed in October 2018, and debt financings. Certain other costs of conducting the Company’s operations prior to the Company’s initial public offering were paid by RSL, inclusive of its wholly owned subsidiaries, and were subsequently reimbursed by the Company including amounts pursuant to services agreements with Roivant Sciences, Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Since inception, the Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. At March 31, 2020, the Company reported cash of $51.4 million and a shareholders’ deficit of $58.0 million. The Company currently believes its existing cash, together with the draw down under the Sumitomo Loan Agreement of $41.0 million in April 2020 and the financing commitment from Sumitomo of $171.5 million, which is available to the Company based on funding requests in accordance with the Company’s board approved operating budget (see Notes 5[B] and 14[B]), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to the timing of regulatory approval and subsequent launch of vibegron for OAB and its ability to manage the amount and timing of its spend. The Company’s available capital may also be consumed faster than anticipated due to other events, including the length and severity of the global novel coronavirus disease (“COVID-19”) pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

impact of commercialization efforts due to the COVID-19 pandemic. The Company will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, but given the impact of COVID-19 on the U.S. and global financial markets and any limitations on future financing arrangements pursuant to the terms of the Sumitomo Loan Agreement, as well as Sumitomo’s ability to exert substantial influence and control over the Company due to Sumitomo’s majority ownership of the Company’s outstanding common shares, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Sumitomo involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, incurring capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, as needed, in sufficient amounts or on terms acceptable to the Company, or if the current financing commitment of $171.5 million available to the Company under the Sumitomo Loan Agreement is no longer available to the Company despite its future funding requests being in accordance with its board approved operating budget, the Company may have to significantly delay or scale back its operations to reduce working capital requirements beginning in the fourth calendar quarter of 2020 and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. The Company will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, curtailment of the Company’s pre-commercial launch efforts, development activities and other discretionary expenditures that are within the Company’s control.  These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal years 2020 and 2021.

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

[B] Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses including the evaluation of the Company’s ability to continue as a going concern, as well as share-based compensation expenses, research and development expenses and accruals, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[C] Risks and uncertainties:

The Company is subject to risks common to early stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, including the need to successfully commercialize and gain market acceptance of its product candidates, the need to obtain marketing approval for its product candidates, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development and commercialization of its product candidates, dependence on key products, third-party service providers such as contract research organizations and contract manufacturing organizations, protection of intellectual property rights, compliance with government regulations, and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through June 19, 2020, the date of issuance of this Annual Report on Form 10-K, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 outbreak. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of June 19, 2020.

[D] Cash, cash equivalents and restricted cash:

Cash includes cash deposits in banks. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain liquidity and preservation of capital. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit connected to its office leases (see Note 12). Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letters of credit.

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and restricted cash as presented on the consolidated balance sheets. Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	March 31, 2020	March 31, 2019
Cash	$51,414	$85,353
Restricted cash	866	843
Cash and restricted cash	$52,280	$86,196

[E] Property and equipment:

Property and equipment, consisting of computers, office equipment, furniture and fixtures and leasehold improvements, is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated results of operations. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of three to seven years, once the asset is installed and placed in service. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter.

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

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

[H] Fair value of financial instruments:

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

The Company’s financial instruments consist of cash, restricted cash, accounts payable, accrued expenses, amounts due to and from RSL and Sumitovant, share-based compensation liabilities, and debt obligations. The carrying value of the Company’s debt obligations approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. The share-based compensation liabilities are remeasured at fair value on a recurring basis and are included in Level 3 of the fair value hierarchy. The remaining financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

[I] Contingencies:

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible, unless the Company has determined that any such reasonably possible losses will not have a material impact on the Company’s results of operations, financial condition or cash flows.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[J] Research and development expense and accruals:

Research and development costs are expensed as incurred. Research and development expenses primarily consist of employee-related expenses, such as salaries, share-based compensation, benefits and travel expenses for research and development personnel, expenses from third parties who conduct research and development activities on behalf of the Company, the intellectual property and research and development materials acquired from Merck and ICI (see Note 3) and certain costs charged by RSI and RSG under their services agreements with the Company (see Note 6[G]). The estimated costs of research and development activities conducted by third-party service providers, which primarily include the conduct of clinical trials and contract manufacturing activities, are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred, however the Company’s understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of subject enrollment may vary from estimates and could result in reporting amounts that are higher or lower than incurred in any particular period. The estimate of accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.

The Company considers regulatory approval of product candidates to be uncertain and products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized, but rather expensed as research and development expenses when incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset.

[K] Leases:

In accordance with ASC 842, as adopted by the Company on April 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our consolidated balance sheet.

Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company determines the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Certain lease agreements also required the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which were expensed as incurred.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[L] Pushdown accounting:

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, (“ASU No. 2014-17”).  ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The Company elected not to apply pushdown accounting in its consolidated financial statements upon the change-in-control of the Company on December 27, 2019 (see Note 6[A]).

[M] Income taxes:

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

[N] Share-based compensation:

The Company records share-based compensation expenses for awards of stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) under ASC 718, Share-based compensation (“ASC 718”). For awards to non-employees for periods prior to the adoption of ASU 2018-07, Compensation-Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, on April 1, 2019, the Company had applied ASC 505-50, Equity – Equity-based payments to non-employees (“ASC 505-50”). ASC 718 establishes guidance for the recognition of expenses arising from the issuance of share-based compensation awards at their fair value at the grant date.

The Company recognizes share-based compensation expense related to stock options and SARs granted to employees, directors and consultants based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting share-based compensation expense, for stock options that only have service vesting requirements or performance-based vesting requirements without market conditions using the Black-Scholes option-pricing model. For SARs, the Company estimates fair value using a binominal lattice model (see Note 10 for assumptions utilized). The grant date fair value of the share-based awards with service vesting requirements is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Determining the appropriate amount to expense for performance-based awards based on the achievement of stated goals requires judgment. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revisions is reflected in the period of change. If any applicable financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with market conditions, the Company determines the fair value of awards as of the grant date using a Monte Carlo simulation model.

The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of share-based awards. These assumptions include:

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

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

Expected volatility.    Because the Company does not have an extended trading history for its common shares, the expected volatility was estimated using weighted-average measures of implied volatility and the historical volatility of its peer group of companies for a period equal to the expected life of the stock options. The Company’s peer group of publicly traded biopharmaceutical companies was chosen based on their similar size, stage in the life cycle or area of specialty. Beginning in the third quarter of the year ended March 31, 2020, the Company began including its own historical volatility with the historical volatility of its peer group of companies as part of the weighted-average measure of expected volatility.

Risk-free interest rate.    The risk-free interest rate is based on the rates paid on securities issued by the United States Treasury with a term approximating the expected life of the stock options.

Expected dividend.    The Company has never paid, and does not anticipate paying, cash dividends on its common shares. Therefore, the expected dividend yield was assumed to be zero.

As part of the valuation of share-based compensation under the Black-Scholes option-pricing model, it is necessary for the Company to estimate the fair value of its common shares. Prior to the Company’s initial public offering, it was required to periodically estimate the fair value of its common shares when issuing options and in computing its estimated share-based compensation expense. Given the absence of a public trading market prior to the completion of its initial public offering, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its common shares. The estimation of the fair value of the common shares considered factors including the following: the estimated present value of the Company’s future cash flows; the Company’s business, financial condition and results of operations; the Company’s forecasted operating performance; the illiquid nature of the Company’s common shares; industry information such as market size and growth; market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and macroeconomic conditions. In connection with the Company’s initial public offering, the Company reassessed the fair value of its options. Subsequent to the Company’s initial public offering, the Company utilizes the closing market price of its common shares on the grant date when estimating the fair value of share-based payment awards under the Black-Scholes option-pricing model.

Share-based compensation expense associated with time-vesting restricted stock units is based on the fair value of the Company’s common shares on the grant date, which equals the closing market price of the Company’s common shares on the grant date. The Company recognizes the share-based compensation expense related to these awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Company has made an entity-wide accounting policy election to account for pre-vesting award forfeitures when they occur.

[O] Foreign currency:

The Company has operations in the United States, the United Kingdom and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and shareholders’ equity (deficit) is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity (deficit). Foreign exchange transaction gains and losses realized and unrealized are included in other income (expense) in the Company’s consolidated results of operations.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

[P] Net loss per common share:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated in accordance with the treasury stock method. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data.

At March 31, 2020 and 2019, potentially dilutive securities were as follows:

	March 31,
	2020	2019
Options	4,134,100	4,058,866
Restricted stock units (unvested)	751,927	5,000
Stock appreciation rights	845,732	—
Warrants	99,777	33,259
Total	5,831,536	4,097,125

[Q] Recently adopted accounting standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU No. 2016-02”) a comprehensive new lease standard that amended various aspects of existing accounting guidance for leases. The core principle of ASU No. 2016-02 requires lessees to present the assets and liabilities that arise from leases on their consolidated balance sheets. ASU No. 2016-02 was effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. The Company adopted this standard, codified as ASC 842, on April 1, 2019 using the optional modified retrospective transition method and applied the transition package of practical expedients allowed by the standard. Comparative periods were not restated. Upon adoption, on April 1, 2019, the Company recorded a $0.2 million increase in operating lease right-of-use assets and a $0.2 million increase in operating lease liabilities. The adoption of the standard did not materially impact the Company’s consolidated results of operations and cash flows and did not have an impact on the Company’s beginning accumulated deficit balance.

ASU No. 2016-02 provided a number of optional practical expedients in transition. For leases that commenced prior to April 1, 2019, the Company elected the following package of practical expedients when assessing the transition impact: (1) not to reassess whether any expired or existing contracts are or contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. The Company also elected to: (1) use the total lease term in its initial incremental borrowing rate calculation; (2) combine its lease and non-lease components and account for them as a single lease component for its facilities leases; and (3) not apply the use of hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. For additional information regarding the Company’s leases, see Note 12.

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

[R] Recently issued accounting standards:

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU No. 2018-13”) which provides guidance that removes, modifies and adds to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU No. 2019-12”). The amendments of this update simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU No. 2020-04”) that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. As of March 31, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures when its contract impacted by reference rate reform is modified.

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
•

An escalating sub-teen royalty on annual net sales which may be reduced by a portion of royalty payments, and in certain cases other payments, made to third parties, as well as, on a country-by-country basis, if generic products achieve a certain market share. Our royalty obligations with respect to vibegron will end, on a country-by-country basis, on the latest of 15 years from first commercial sale or the expiration of marketing exclusivity or enforceable Merck patents.

The Territory for our exclusive license for vibegron is worldwide, except for Japan, Brunei, Cambodia, Hong Kong, Indonesia, Korea, Laos, Malaysia, Myanmar, Philippines, Singapore, Taiwan, Thailand, Vietnam and China (see Note 6[H]).

For the consideration above, the Company also received a small quantity of inventory of vibegron, and certain research and development historical records. The Company did not hire, or receive, any Merck employees working on vibegron, or any research, clinical or manufacturing equipment. Additionally, the Company did not assume from Merck any contracts, licenses or agreements between Merck and any third party with respect to vibegron. The Company developed independently all clinical processes and procedures for its clinical trials using internal and external resources.

The Company evaluated the in-license agreement of vibegron from Merck based on the applicable guidance in ASC 805, Business Combinations, (“ASC 805”), and determined that the in-process research and development (“IPR&D”) asset licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC 730, Research and Development, (“ASC 730”), whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $25.0 million as research and development expense. Upon acceptance of the Company’s New Drug Application (“NDA”) submission by the FDA in March 2020, the Company triggered a regulatory milestone payment of $10.0 million and recorded the payment to Merck as research and development expense in the accompanying consolidated statement of operations during the year ended March 31, 2020 as the IPR&D asset did not have an alternative future use in accordance with ASC 730. There were no amounts due to or paid to Merck for the year ended March 31, 2019.

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

For the consideration above, the Company received certain research and development historical records. The Company did not receive any material inventory of URO-902, did not hire, or receive, any ICI employees working on URO-902, and did not receive any research, clinical or manufacturing equipment. Additionally, the Company did not assume from ICI any contracts, licenses or agreements between ICI and any third party with respect to URO-902. The Company developed independently all clinical processes and procedures for its clinical trials using internal and external resources.

The Company evaluated the in-license agreement of URO-902 from ICI based on the applicable guidance in ASC 805 and has determined that the IPR&D asset licensed did not meet the definition of a business and thus the transaction was not considered a business combination. The Company then evaluated, pursuant to ASC 730 whether the IPR&D asset had an alternative future use and concluded it did not. As a result, the Company recorded the initial payment under the license agreement of $0.25 million as research and development expense in the accompanying consolidated statement of operations for the year ended March 31, 2019. There were no amounts due to or paid to ICI for the year ended March 31, 2020.

Note 4—Accrued expenses

Accrued expenses at March 31, 2020 and 2019 consist of the following (in thousands):

	March 31, 2020	March 31, 2019
Research and development expenses	$13,728	$4,993
Compensation-related expenses	6,296	3,398
Professional services expenses	433	821
Other general and administrative expenses	1,299	665
Total accrued expenses	$21,756	$9,877

Note 5—Long-term debt

[A] Hercules Capital:

On February 20, 2019, the Company and its subsidiaries, UHL, USG (collectively with the Company and UHL, the “Borrowers”) and USI (collectively with the Borrowers, the “Loan Parties”) entered into a secured debt financing agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as agent and lender in the amount of $100 million (the “Term Loans”). A first tranche of $15 million, or net cash proceeds of $14.1 million, was funded upon execution of the Loan Agreement, and a second tranche of $30 million was funded in September 2019. The Company terminated the Hercules Loan Agreement in January 2020, as described in further detail below.

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

The Term Loans were scheduled to mature 36 months from closing and included an option for the Loan Parties to extend the maturity date up to 18 months subject to the achievement of certain defined milestones.  Pursuant to the terms of the Hercules Loan Agreement, the Term Loan Maturity Date (as defined in the Hercules Loan Agreement) was extended from March 1, 2022 to March 1, 2023 as a result of the achievement of a clinical milestone. The Loan Parties had the option to prepay the Terms Loans and the prepayment of the Term Loans was subject to, in some circumstances, a prepayment charge equal to 2% in the first 12 months from closing, 1% in the second 12 months, and 0% thereafter. Upon repayment of the Term Loans, the Company was obligated to pay an end of term charge in an amount equal to 4.25% of the amount of the Term Loans actually advanced.

On January 2, 2020, the Company terminated the Hercules Loan Agreement in connection with and as a requirement under the $300 million unsecured revolving debt financing agreement the Company entered into on December 27, 2019 with Sumitomo, as lender (the “Sumitomo Loan Agreement”) (see Note 6[B]). On December 26, 2019, Hercules delivered a limited waiver of the mandatory prepayment provisions under the Hercules Loan Agreement to permit the Company’s entry into the Sumitomo Loan Agreement, so long as the obligations under the Hercules Loan Agreement were repaid by January 7, 2020. The Company’s obligations under the Hercules Loan Agreement were repaid in full on January 2, 2020, using the financing the Company obtained pursuant to the Sumitomo Loan Agreement. Prepayment of the Hercules Loan Agreement prior to the one-year anniversary of its execution required the Company to pay a prepayment charge of $0.9 million, which is included in loss on extinguishment of long-term debt in the accompanying consolidated statement of operations for the year ended March 31, 2020. In addition, the Company was obligated to pay an end of term charge of $1.9 million.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The Company’s obligations under the Hercules Loan Agreement were fully and unconditionally guaranteed by the subsidiaries of the Borrowers, including USI. The Loan Parties’ obligations under the Hercules Loan Agreement were secured by a first priority security interest on substantially all of their personal property, other than intellectual property, and subject to certain other exceptions. The Hercules Loan Agreement contained certain representations and warranties, affirmative covenants, negative covenants and conditions that were customarily required for similar financings. The agreement also contained a minimum cash covenant that required the Loan Parties to hold certain minimum cash balances in the event that either certain milestones were not achieved or the market capitalization of the Company was below a certain threshold for certain periods of time. Such minimum cash covenant ceased to apply if the Company achieved certain clinical development and financial milestones as set forth in the Hercules Loan Agreement. The Hercules Loan Agreement also contained customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurred, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Term Loans would have become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% would have been applied to the outstanding principal balance, and Hercules could have declared all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Hercules Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Hercules Loan Agreement would have automatically become due and payable. The Company was in compliance with the covenants under the Hercules Loan Agreement at the date of loan termination.

In connection with each funding of the Term Loans, the Company was required to issue to Hercules a warrant (the “Warrants”) to purchase a number of the Company’s common shares equal to 2% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding (or for the first and second tranches only at the lower of (i) $9.02 per share or (ii) the closing price of the Company’s common shares on the business day immediately prior to the relevant Term Loan funding). The Warrants may be exercised on a cashless basis, and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of common shares for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrants.

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

The Company recorded the first tranche of the Term Loans at a discount of $1.8 million, including the proceeds allocated to the related Warrant, and incurred financing costs of $0.4 million relating to the Hercules Loan Agreement which were recorded as an offset to long-term debt on the Company’s consolidated balance sheets. The Company recorded the second tranche of the Terms Loans at a discount of $1.7 million, including the proceeds allocated to the related Warrant. The debt discount and deferred financing costs were being amortized over the term of the debt using the effective interest method, and were included in interest expense in the Company’s consolidated statements of operations. During the years ended March 31, 2020 and 2019, interest expense included $0.7 million and $0.1 million, respectively, of amortized debt discount and issuance costs related to the Term Loans. As a result of the repayment of the obligations under the Hercules Loan Agreement on January 2, 2020, the remaining unamortized debt discount and issuance costs on the date of loan termination of $3.2 million were amortized in full and included in loss on extinguishment of long-term debt in the accompanying consolidated statement of operations during the year ended March 31, 2020.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Outstanding debt obligations to Hercules Capital, Inc. were as follows (in thousands):

	March 31, 2020	March 31, 2019
Principal amount	$—	$15,000
End of term charge	—	638
Less: unamortized debt discount and issuance costs	—	(2,104)
Loan payable less unamortized debt discount and issuance costs	—	13,534
Less: current maturities	—	—
Long-term debt, net of unamortized debt discount and issuance costs	$—	$13,534

[B] Sumitomo:

On December 27, 2019, the Company entered into the Sumitomo Loan Agreement which provides the Company with a $300 million unsecured revolving debt facility with Sumitomo. Sumitomo funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. In April 2020, Sumitomo funded an additional amount of $41.0 million (see Note 14[B]). Additional funds may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to the funding requests that are made are in accordance with our board approved operating budget.

Loans under the Sumitomo Loan Agreement (“Loans”) bear a variable interest rate per annum equal to LIBOR plus a margin of 3% payable on the last day of each calendar quarter. If LIBOR becomes unavailable in the future, the Company and Sumitomo will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The interest rate on the Loans was 4.45% at March 31, 2020. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

The Company’s obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of the Company’s direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Sumitomo Loan Agreement required that, within ten business days of funding, a portion of the proceeds of the Loans shall be used to repay in full all outstanding obligations under the Hercules Loan Agreement. The Hercules Loan Agreement was repaid in full on January 2, 2020 (see Note 5[A]).

The Sumitomo Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Sumitomo may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Sumitomo Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants pursuant to the Sumitomo Loan Agreement as of March 31, 2020.

The Company incurred financing costs of $0.3 million relating to the Sumitomo Loan Agreement which are recorded as an offset to related-party long-term debt on the Company’s consolidated balance sheet. The deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s consolidated statement of operations.

Outstanding debt obligations to Sumitomo are as follows (in thousands):

March 31, 2020
Principal amount	$87,500
Less: unamortized debt issuance costs	(248)
Related-party loan payable less unamortized debt issuance costs	87,252
Less: current maturities	—
Related-party long-term debt, net of unamortized debt issuance costs	$87,252

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Annual maturities of related-party long-term debt outstanding, excluding interest, as of March 31, 2020 are as follows (in thousands):

Years Ending March 31,
2021	$—
2022	—
2023	—
2024	—
2025	87,500
Total	$87,500

Note 6—Related party transactions

[A] Sumitomo and RSL transaction:

On December 27, 2019, the Sumitomo Transaction occurred and, as a result, all of the Company’s outstanding common shares held directly or indirectly by RSL were transferred to Sumitovant, and Roivant transferred all of the outstanding equity of Sumitovant to Sumitomo, resulting in Sumitovant directly, and Sumitomo indirectly, owning 22,860,013 of the Company’s outstanding common shares, representing approximately 74.9% of the Company’s common shares outstanding on December 27, 2019. As a result of the transfer of these common shares, Roivant no longer beneficially owns any common shares of the Company.

[B] Sumitomo loan agreement:

See Note 5[B] for information regarding the Sumitomo Loan Agreement.

[C] Sumitovant share purchase agreement:

See Note 9[B] for information regarding the share purchase agreement between Sumitovant and certain employees of the Company.

[D] Investor rights agreement – Sumitomo and Sumitovant:

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

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

On March 23, 2020, as a result of the appointment of Mr. James Robinson as our Principal Executive Officer, the Board determined that Mr. Robinson no longer qualified as an independent director of the Company pursuant to the listing rules of The Nasdaq Stock Market LLC and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Consequently, the Company’s Board had only two independent directors as of March 31, 2020. On March 23, 2020, the Company, Sumitovant and Sumitomo executed a waiver of the requirements of Section 4.1(a) of the Investor Rights Agreement, solely with respect to the reduction of the number of independent directors serving on the Board as a result of Mr. Robinson’s appointment as our Principal Executive Officer, until September 19, 2020. The remaining terms of the Investor Rights Agreement remain in full force and effect. On May 20, 2020, James Hindman was appointed to the Company’s Board and a member of the Audit Committee and, as a result, the Company’s Board and Audit Committee has three independent directors. Therefore, the Company is in compliance with Section 4.1(a) of the Investor Rights Agreement.

No amounts have been paid or received under the Investor Rights Agreement; however, the Company believes this agreement is material to its business and operations.

[E] Information sharing agreement – Sumitovant

See Note 14[C] for information regarding the information sharing and cooperation agreement with Sumitovant.

[F] Market access services agreement – Sunovion

See Note 14[D] for information regarding the market access services agreement with Sunovion Pharmaceuticals, Inc. (“Sunovion”), a wholly-owned subsidiary of Sumitomo.

[G] Services agreements – Roivant:

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

During the years ended March 31, 2020 and 2019, RSL and RSI provided certain administrative and research and development services on behalf of the Company. Total compensation expense, inclusive of base salary, fringe benefits and share-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. A significant component of total compensation expense allocated back to the Company relates to the RSL common share awards and RSL options issued by RSL to RSL and RSI employees. The term of the RSI services agreement will continue until terminated upon 90 days’ written notice by RSI or by either USI or USG with respect to the services either such party receives thereunder.

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Under the RSI and RSG services agreements, for the years ended March 31, 2020 and 2019, the Company incurred expenses of $0.2 million and $3.4 million, respectively, inclusive of the mark-up. Based upon the service performed under the services agreements, amounts included in research and development expenses totaled $0 and $2.2 million, and amounts included in general and administrative expenses totaled $0.2 million and $1.2 million during the years ended March 31, 2020 and 2019, respectively.

[H] China intellectual property purchase agreement – Roivant:

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

The consideration for the assignment of the rights to China under the Merck license agreement was $1.8 million plus applicable Swiss VAT and was determined based on an independent third-party valuation. Since the IPR&D asset acquired from Merck was expensed during the year ended March 31, 2017, the carrying value of the intellectual property rights transferred to RSG was $0. Since the assignment of such intellectual property rights from USG to RSG were between entities under common control with no carrying value, the Company accounted for the consideration of $1.8 million as a deemed capital contribution from its parent, RSL.  In July 2017, the Company received payment of $0.5 million under such agreement and the remaining consideration due of $1.3 million was classified within equity as a shareholder receivable in the consolidated balance sheet as of March 31, 2018. The remaining consideration of $1.3 million was received in October 2018.

[I] Information sharing and cooperation agreement – Roivant:

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

[J] Data sharing agreement – Roivant:

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

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

[K] Operating lease – Roivant:

In June 2019, the Company entered into a sublease agreement with its affiliate, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The sublease has scheduled rent increases each year and the total sublease payment obligations under the agreement are $0.6 million.  See Note 12 for more details on the sublease.

[L] Share-based compensation expense allocated to the Company – Roivant:

See Note 9[C] for information regarding share-based compensation expense allocated to the Company based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.

Note 7—Shareholders’ equity (deficit)

[A] Overview:

The Company’s Memorandum of Association, filed on January 27, 2016 in Bermuda, authorized the creation of one class of shares. As of March 31, 2020, the Company had 267,001,308 shares authorized with a par value of $0.000037453 per share.

[B] Transactions:

Initial public offering

On September 26, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares was declared effective by the SEC.  In the initial public offering, which closed on October 1, 2018, the Company issued and sold 10,000,000 common shares at a price to the public of $14.00 per share. On October 18, 2018, the Company issued and sold an additional 297,813 common shares at the public offering price of $14.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option in the initial public offering. The Company’s sole shareholder prior to the initial public offering, RSL, purchased 2,678,571 shares in the initial public offering at the public offering price of $14.00. The aggregate net proceeds to the Company from the initial public offering, inclusive of the proceeds from the partial over-allotment exercise, were $132.9 million after deducting underwriting discounts and commissions of $10.1 million and offering related expenses of $1.2 million.

Capital contributions

For the years ended March 31, 2020 and 2019, RSL made capital contributions of $0.3 million and $40.3 million, respectively.

In connection with the China intellectual property purchase agreement with RSG, USG assigned all of its rights, titles, claims and interests in and to all intellectual property rights under the Merck license agreement, solely as it relates to USG’s rights and obligations in China to RSG for cash consideration of $1.8 million of which $0.5 million was received during the year ended March 31, 2018 and the remaining $1.3 million during the year ended March 31, 2019. As RSG and USG were under common control, the consideration of $1.8 million was recorded as a capital contribution from the Company’s former parent, RSL (see Note 6[H]).

[C] At-the-market equity offering program:

In November 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell its common shares having an aggregate offering price of up to $50 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as the Company’s agent.  During the

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

year ended March 31, 2020, no shares were issued and sold under the Sales Agreement. As of March 31, 2020, the Company had $50 million of capacity available to it under its “at-the-market” equity offering program.

[D] Hercules warrants:

During the years ended March 31, 2020 and 2019, the Company issued warrants to purchase 66,518 and 33,259 common shares, respectively, to Hercules in connection with the Term Loans (see Note 5[A]).  The warrants have an expiration term of seven years and an exercise price of $9.02 per share.

Note 8—Income taxes

The loss before income taxes and the related tax provision are as follows (in thousands):

	Year Ended March 31,
	2020	2019
Loss before income taxes:
United States	$(14,742)	$(1,437)
Switzerland	(117,644)	(107,905)
Bermuda	(13,832)	(1,924)
Other(1)	(462)	(33)
Total loss before income taxes	$(146,680)	$(111,299)
Current taxes:
United States	$64	$42
Switzerland	—	—
Bermuda	—	—
Other(1)	1	5
Total current tax expense	65	47
Deferred taxes:
United States	—	—
Switzerland	—	—
Bermuda	—	—
Other(1)	—	—
Total deferred tax expense	—	—
Total income tax provision	$65	$47

(1)	Primarily United States state and United Kingdom activity.

As of March 31, 2020 and 2019, the Company had an aggregate income tax receivable of $0.1 million from various federal, state, and local jurisdictions which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

A reconciliation of income tax provision computed at the Bermuda statutory rate to income tax provision reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended March 31,
	2020		2019
Income tax provision at Bermuda statutory rate	$—	—%	$—	—%
Foreign rate differential(2)	(26,218)	17.88	(18,720)	16.82
Other	21	(0.01)	22	(0.02)
Valuation allowance	26,262	(17.91)	18,745	(16.84)
Total income tax provision	$65	(0.04)%	$47	(0.04)%

(2)

Mainly related to current tax on United States operations including permanent and temporary differences (e.g. research and development credits, etc.) as well as operations in Switzerland and the United Kingdom at rates different than the Bermuda rate.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The Company’s effective tax rate for the years ended March 31, 2020 and 2019 was (0.04)% driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2020 and 2019 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Deferred tax assets:
Research tax credits	$6,791	$4,081
Intangibles	4,895	3,041
Net operating losses	35,077	18,052
Share-based compensation	4,815	805
Other	1,429	5
Subtotal	53,007	25,984
Valuation allowance	(52,035)	(25,773)
Deferred tax liabilities:
Depreciation	(248)	(155)
Other	(724)	(56)
Total deferred tax assets	$—	$—

During the year ended March 31, 2020, the Company recognized deferred tax assets and deferred tax liabilities associated with operating lease liabilities and right-of-use assets, respectively, in accordance with ASC 842. The Company also derecognized existing deferred rent liabilities, but consistent with its adoption of ASC 842 and the optional transition method, there has been no change to the prior year deferred tax assets related to deferred rent liabilities. The Company’s adoption of ASC 842 is more fully described in Note 2[Q].

On March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”) and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Specifically, the CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the 2017 Tax Act, federal net operating losses (“NOLs”) generated after 2017 could not be carried back and utilization was limited to 80% of taxable income. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020. Also, the CARES Act generally allows taxpayers to deduct interest up to 50% of adjusted taxable income (30% limit under the 2017 Tax Act) for tax years 2019 and 2020. Additionally, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and provides a technical correction to the 2017 Tax Act to generally provide qualified improvement property a 15-year cost-recovery period and allow 100% bonus depreciation. The enactment of the FFCR Act and CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended March 31, 2020, or to the Company’s U.S. federal and state net deferred tax assets as of March 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

The Company has NOLs in Switzerland, the United Kingdom and the United States in the amount of $251.7 million, $11.5 million, and $0.3 million, respectively. The NOLs in Switzerland will begin to expire in fiscal year 2024. The NOLs in the United Kingdom and the United States can be carried forward indefinitely with an annual usage limitation.

As of March 31, 2020, the Company has research and development (“R&D”) credit carryforwards in the United States in the amount of $8.0 million which will begin to expire in fiscal year 2037. Pursuant to Section 382 and Section 383 of the Internal Revenue Code (“IRC”), use of the Company’s R&D credit carryforwards in the United States may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

three-year period. Upon consummation of the Sumitomo Transaction on December 27, 2019, a change in ownership of greater than 50% of the Company occurred. As a result, the Company’s R&D credit carryforwards as of December 27, 2019 may be limited pursuant to IRC Section 382 and IRC Section 383.

The Company has not yet completed an analysis under IRC Section 382 or IRC Section 383 to determine whether a limitation on its R&D credit carryforwards has been triggered or the extent of such limitation. Upon completion of such IRC Section 382 and IRC Section 383 analysis, it may be determined that the R&D credit carryforwards in the United States as of the date of the Sumitomo Transaction are limited or unable to be utilized prior to their expiration. The Company expects to complete such analysis prior to the filing of its March 31, 2020 income tax return.

The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $52.0 million and $25.8 million as of March 31, 2020 and 2019, respectively, representing the portion of the net deferred tax assets that is not more likely than not to be realized. During the years ended March 31, 2020 and 2019, the Company recorded an increase to its valuation allowance of $26.2 million and $18.7 million, respectively. The amount of the net deferred tax assets considered realizable, could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each consolidated balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

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

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of March 31, 2020 and 2019, the Company had unrecognized tax benefits of $1.2 million and $0.7 million, respectively.

The Company’s gross unrecognized tax benefits as of March 31, 2020 and 2019, and the changes in those balances are as follows (in thousands):

	March 31, 2020	March 31, 2019
Gross unrecognized tax benefits at beginning of year	$739	$100
Increases for tax positions for current year	486	621
Increase for tax positions of prior years	2	18
Reductions due to lapse of applicable statute of limitations	—	—
Gross unrecognized tax benefits at year end	$1,227	$739

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and United States federal, state, and local jurisdictions. The Company is subject to tax examinations for fiscal year 2017 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions; however, the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.

The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Note 9—Share-based compensation

Equity Incentive Plan:

On June 1, 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”), under which 2,002,509 common shares were initially reserved for grant.  On June 15, 2018, the Board approved an increase in the common shares reserved for grant under the 2017 Plan of 1,068,006 common shares. The 2017 Plan was approved by the

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Company’s shareholders in September 2018. In connection with the Company’s initial public offering, the 2017 Plan was amended effective upon the execution of the underwriting agreement related to the offering.  All references herein to the Company’s 2017 Plan will be deemed to refer to the 2017 Plan, as amended and restated, unless the context otherwise requires.

In September 2019, the shareholders of the Company approved an amendment to the 2017 Plan to increase the number of common shares reserved for issuance under the 2017 Plan by 3,000,000 common shares.

Share-based awards under the 2017 Plan are subject to terms and conditions established by the Compensation Committee of the Board. The 2017 Plan provides for the grant of incentive options within the meaning of Section 422 of the IRC to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory options, restricted share awards, restricted share unit awards, share appreciation rights, performance share awards and other forms of share compensation to its employees, including officers, consultants and directors. The 2017 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. The Company’s policy is to issue new common shares upon the exercise of stock options, conversion of share units or purchase of restricted shares.

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan automatically increases on November 1 of each year, commencing on November 1, 2018 and ending on November 1, 2028, in an amount equal to 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Company’s Board prior to any such increase date.  On November 1, 2019 and 2018, the number of common shares authorized for issuance increased automatically by 1,215,257 shares and 1,212,916 shares, respectively, in accordance with the evergreen provision of the 2017 Plan.

At March 31, 2020, a total of 2,454,582 common shares were available for future issuance under the 2017 Plan.

2019 Employee Stock Purchase Plan:

In July 2019, the Company’s Board adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). In September 2019, the Company’s shareholders approved the 2019 ESPP. A total of 450,000 shares of common stock are authorized for issuance under the 2019 ESPP. Pursuant to the “evergreen” provision contained in the 2019 ESPP, the number of common shares reserved for issuance under the 2019 ESPP automatically increases on November 1 of each year, commencing on November 1, 2020 and ending on November 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of the Company’s common shares outstanding on March 31st of the preceding calendar year, and (ii) 600,000 shares of common stock. The Company’s Board may approve an increase of a lesser number of common shares prior to any such increase date.

The 2019 ESPP permits eligible employees to purchase common shares at a discount through payroll deductions during defined six month consecutive offering periods beginning on January 1st. The price at which the shares are purchased is equal to the lower of (i) 85% of the fair market value of the common shares on the first day of the offering or (ii) 85% of the fair market value of the common shares on the purchase date. A participant may purchase a maximum of 60,000 shares of common stock during each offering period, not to exceed $25,000 worth of common shares on the offering date during each calendar year, and the maximum number of shares of common stock that can be purchased by all participants during each offering period is 150,000 shares. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of the 2019 ESPP share-based compensation expense to be recognized during each offering period. The weighted-average grant date fair value per share using the Black-Scholes option-pricing model was $5.26 during the year ended March 31, 2020.

As of March 31, 2020, no shares of common stock were issued under the 2019 ESPP and 450,000 shares remain available for future issuance under the 2019 ESPP. At March 31, 2020, the Company had an outstanding liability of $0.2 million, which is included in accrued expenses in the consolidated balance sheet, for employee contributions to the 2019 ESPP for shares pending issuance at the end of the next offering period on June 30, 2020.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model applying the range of assumptions in the following table:

Year Ended March 31,
	2020	2019
Risk-free interest rate	1.39% - 2.33%	2.53% - 3.06%
Expected term, in years	5.50 - 6.11	6.00 - 6.25
Expected volatility	62.7% - 70.4%	65.6% - 68.4%
Expected dividend yield	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through March 31, 2020 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2018	1,737,838	$3.84	$2.46	9.58	$—
Granted	2,329,038	$7.79	$4.98
Forfeited	(8,010)	$6.33	$5.72
Options outstanding at March 31, 2019	4,058,866	$6.10	$3.90	9.13	$16,854
Granted	665,300	$9.54	$5.81
Exercised	(457,276)	$4.24	$2.71
Forfeited	(132,790)	$6.55	$4.37
Options outstanding at March 31, 2020	4,134,100	$6.85	$4.24	8.38	$11,337
Options exercisable at March 31, 2020	3,875,300	$6.58	$4.07	8.29	$11,337

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding stock options and the quoted market price of the Company’s common shares at March 31, 2020. As a result of the Sumitomo Transaction (see Note 6[A]), which triggered a change in control as defined in the 2017 Plan, the vesting of options to purchase a total of 2,804,385 common shares accelerated and became exercisable during the year ended March 31, 2020. At March 31, 2020, there were 3,875,300 vested or exercisable options outstanding. During the years ended March 31, 2020 and 2019, the Company granted options to purchase 665,300 common shares and 2,329,038 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price and grant date fair value per share of $9.54 and $5.81 and $7.79 and $4.98, respectively, under the 2017 Plan. The aggregate intrinsic value of options exercised during the year ended March 31, 2020 was $3.6 million.

During the year ended March 31, 2020, in connection with the resignation of the Company’s former Principal Executive Officer, fully-vested stock options to purchase 1,416,166 shares of common stock with a weighted-average exercise price of $5.59 per share held by the former Principal Executive Officer were reclassified from equity to liabilities following the modification of the stock options to include a share repurchase feature. The share repurchase feature is in the form of a right of first refusal for Sumitovant to purchase up to 1,416,666 shares underlying the stock options upon exercise by the former Principal Executive Officer pursuant to the same terms and conditions in the Sumitovant share purchase agreement (see Note 9[B]). As a result, during the year ended March 31, 2020, the Company reclassified $4.1 million from additional paid-in capital to share-based compensation liabilities in the accompanying consolidated balance sheet and recorded an additional $3.1 million in share-based compensation expense in the accompanying consolidated statement of operations based on the fair value of the stock options of $7.2 million as of March 31, 2020 (see Note 10). The stock options remain exercisable through October 1, 2021.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Stock appreciation rights (“SARs”):

SARs entitle the holder to receive, upon exercise, an amount of the Company’s common shares or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of the Company’s common stock over the strike price on the exercise date.  The SARs are subject to vesting terms similar to the Company’s stock options and restricted stock units.

In March 2020, a total of 845,732 SARs were granted under the 2017 Plan to the Company’s new Principal Executive Officer pursuant to his employment agreement. The SARs vest as to 25% on the one-year anniversary of the grant date with the remaining SARs vesting in 12 equal quarterly installments thereafter, subject to the Principal Executive Officer providing continuous service to the Company through each such vesting date. The SARs can be settled in shares or cash upon exercise, at the sole discretion of the Company’s Board. Due to the current presumption that the SARs will be settled in cash upon exercise, the SARs have been classified as a liability instrument requiring the Company to remeasure the SARs at each reporting period until exercise (see Note 10). The estimated fair value of the SARs granted was $5.2 million at March 31, 2020.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2018	—	$—
Granted	5,000	$7.84
Unvested balance at March 31, 2019	5,000	$7.84
Granted	761,927	$13.76
Vested	(15,000)	$7.94
Unvested balance at March 31, 2020	751,927	$13.84

The weighted average grant-date fair value of RSUs granted during the years ended March 31, 2020 and 2019 was $13.76 per unit and $7.84 per unit, respectively.

[A] Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Year Ended March 31,
	2020	2019
Share-based compensation recognized as:
Research and development	$3,609	$1,296
General and administrative	16,874	2,682
Total	$20,483	$3,978

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense allocated to the Company by RSL as described below in Note 9[C], from the reclassification of the former Principal Executive Officer’s stock options to liabilities mentioned above, and from a deemed capital contribution by Sumitovant as described below in Note 9[B].

Of the total share-based compensation expense, amounts recognized for options granted to non-employees were immaterial for all periods presented.

As a result of the Sumitomo Transaction (see Note 6[A]), which triggered a change in control as defined in the 2017 Plan, share-based compensation expense recognized due to the accelerated vesting of stock options and RSUs was $10.3 million during the year ended March 31, 2020. For the years ended March 31, 2020 and 2019, the Company recorded share-based compensation expense related to stock options, RSUs and SARs issued to employees, directors and consultants of $19.0 million and $3.4 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Total unrecognized share-based compensation expense was approximately $16.6 million at March 31, 2020 and is expected to be recognized over a weighted-average period of 3.70 years.

[B] Share-based compensation – Sumitovant share purchase agreement:

In February 2020, certain employees of the Company elected to cashless exercise outstanding stock options pursuant to the terms of the 2017 Plan and enter into a share purchase agreement with Sumitovant wherein the remaining shares from the employee’s cashless exercise of certain stock options would be sold to Sumitovant at a price per share equal to the closing share price of the Company on the date of exercise. The total number of shares of common stock surrendered for cashless exercise and tax withholdings was 154,750 shares. The number of shares of common stock sold to Sumitovant by the employees was 103,250 shares at a price per share of $13.08 or a total sales price of $1.4 million. As the transaction was deemed a modification of the existing equity award and purchase of shares by the Company’s majority shareholder, Sumitovant, prior to the employee realizing the risks and rewards of share ownership, the Company recorded $1.4 million as a capital contribution from Sumitovant in the accompanying consolidated balance sheet and additional share-based compensation expense in the accompanying consolidated statement of operations during the year ended March 31, 2020.

[C] Share-based compensation allocated to the Company by RSL:

In relation to the RSL common share awards and options issued by RSL to RSL, RSI and RSG employees, the Company recorded no share-based compensation expense during the year ended March 31, 2020. For the year ended March 31, 2019, the Company recorded share-based compensation of $0.6 million.

Share-based compensation expense was allocated to the Company by RSL based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.

The RSL common share awards and RSL options were valued at fair value on the date of grant and that fair value was recognized over the requisite service period. Significant judgment and estimates were used to estimate the fair value of these RSL awards and RSL options, as they were not publicly traded. RSL common share awards and RSL options were subject to specified vesting schedules and requirements (a mix of time-based and performance-based events). The fair value of each RSL common share award was based on various corporate event-based considerations, including targets for RSL’s post-IPO market capitalization and future financing events. The fair value of each RSL option on the date of grant was estimated using the Black-Scholes option-pricing model.

Compensation expense was allocated to the Company over the required service period over which these RSL common share awards and RSL options would vest and was based upon the relative percentage of time utilized by RSL, RSI and RSG employees on Company matters.

RSL RSUs:

In connection with his employment agreement, the Company’s former Principal Executive Officer was granted 66,845 RSUs of the Company’s former parent company, RSL, during the year ended March 31, 2018. The RSUs had a requisite service period of eight years and had no dividend rights. The RSUs were to vest upon the achievement of both a performance and liquidity condition, if both were achieved within the requisite service period. In March 2020, the 66,845 RSUs were cancelled and, in connection with such cancellation, the former Principal Executive Officer received a cash payment of $0.1 million from RSL.

As of the date of cancellation, the performance condition had not been met and was deemed not probable of being met. As a result, the Company did not record any share-based compensation expense for this award as the performance condition was not met but, for the year ended March 31, 2020, the Company recorded the cash payment to the former Principal Executive Officer of $0.1 million as a capital contribution from RSL in the accompanying consolidated balance sheet and share-based compensation expense in the accompanying consolidated statement of operations.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Note 10—Fair value measurements

As of March 31, 2020, the liabilities measured at fair value on a recurring basis consisted of certain liability classified stock options and SARs (see Note 9), which are included in share-based compensation liabilities in the accompanying consolidated balance sheet. There were no assets measured at fair value on a recurring basis as of March 31, 2020 and there were no assets or liabilities measured at fair value on a recurring basis at March 31, 2019. The following represents the fair value using the hierarchy described in Note 2[H] for the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$7,204	$7,204
Share-based compensation liability - SARs	—	—	32	32
Total liabilities	$—	$—	$7,236	$7,236

The Company measured the share-based compensation liabilities at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the share-based compensation liabilities used assumptions and estimates the Company believed would be made by a market participant in making the same valuation.

The stock options liability is marked-to-market each reporting period with the change in fair value recorded as share-based compensation expense on the Company’s consolidated statements of operations until the stock options are exercised and are sold to Sumitovant or the former Principal Executive Officer has held the exercised shares for a period of at least six months. The fair value of the stock options liability is determined at each reporting period by utilizing the Black-Scholes option-pricing model. The fair value of the stock options liability as of March 31, 2020 was calculated using the following significant unobservable inputs:

Input	March 31, 2020
Risk-free interest rate	0.20%
Expected dividend yield	—%
Expected term, in years	1.50
Expected volatility	76.2%
Exercise price (per share)	$3.86 - $14.00
Number of stock options valued	1,416,166

The SARs liability is marked-to-market each reporting period with the change in fair value recorded as share-based compensation expense on the Company’s consolidated statements of operations over the vesting term and until the SARs are exercised. The fair value of the SARs liability is determined at each reporting period by utilizing a binominal lattice model. The fair value of the SARs liability as of March 31, 2020 was calculated using the following significant unobservable inputs:

Input	March 31, 2020
Risk-free interest rate	0.76%
Expected dividend yield	—%
Expected term, in years	10.00
Expected volatility	77.0%
Post-vesting cancellation rate	3.5%
Exercise ratio	2.8
Exercise price (per share)	$9.16
Number of SARs granted	845,732

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the share-based compensation liabilities for the year ended March 31, 2020 (in thousands):

	Stock Options	SARs
Balance at March 31, 2019	$—	$—
Additions	7,204	32
Change in fair value	—	—
Settlements	—	—
Balance at March 31, 2020	$7,204	$32

Note 11—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement (see Note 3[A]), the ICI license agreement (see Note 3[B]), the Codexis enzyme supply agreement (see Note 11[A]), the Kyorin information sharing collaboration agreement (see Note 11[B]) and the services agreements with RSI and RSG (see Note 6[G]).

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

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible, unless the Company has determined that any such reasonably possible losses will not have a material impact on the Company’s results of operations, financial condition or cash flows.

[A] Codexis:

On September 1, 2017, the Company entered into a supply agreement (the “Codexis Agreement”) with Codexis, Inc. (“Codexis”), pursuant to which Codexis agreed to supply its proprietary enzyme, currently used in the production of vibegron, to the Company on a non-exclusive basis. Pursuant to the Codexis Agreement, the Company agreed to purchase from Codexis all of the Company’s requirements for such enzyme for use in the clinical and commercial production of vibegron for the first six years after the first approved vibegron product in any of the United States, Europe or Canada. The Company could be required to make minimum purchase commitments of up to $3.75 million and a milestone payment of $0.5 million, subject to the first regulatory approval of vibegron in any of the United States, Europe or Canada. No milestone payments were made pursuant to this agreement during the years ended March 31, 2020 and 2019.

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

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Pursuant to this agreement, the Company’s maximum obligation to Kyorin is $11.5 million, of which $1.0 million was paid during the year ended March 31, 2018. In December 2019, the Company achieved a certain regulatory milestone pursuant to the Kyorin Agreement and, as a result, recorded a milestone payment of $2.5 million, which is included in research and development expenses for the year ended March 31, 2020 in the accompanying consolidated statement of operations. No payments were made pursuant to this agreement during the year ended March 31, 2019. The remaining obligation under this agreement of $8.0 million would be due upon achievement of a regulatory milestone by the Company in the United States, subject to certain specific conditions which the Company believes are not probable to occur. Additionally, the Company has granted Kyorin a right of first review and negotiation if the Company acquires the Japanese rights to any urology asset(s), which right expires in 2027.

[C] Indemnities and guarantees:

The Company has made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions. The Company indemnifies its officers and directors to the maximum extent permitted under applicable laws. The duration of these indemnities varies and, in certain cases, is indefinite. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Note 12—Leases

In December 2017, the Company entered into an operating lease agreement for office space which consisted of approximately 8,038 square feet located in Irvine, California. The lease term was 26 months beginning January 2018 through February 2020, with no option to extend the term. In connection with this lease, the Company recognized an operating lease right-of-use asset of $0.2 million and an aggregate operating lease liability of $0.2 million in the accompanying consolidated balance sheet on April 1, 2019. The estimated incremental borrowing rate was 13.4%. This lease and all future obligations under this lease were terminated in June 2019 upon the commencement of the Company’s new office lease agreement and, as a result, the remaining operating lease liability and right-of-use asset on the lease termination date were written off. The net impact to the consolidated statement of operations was not material.

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet. The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through fifth months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of March 31, 2020 and 2019. The remaining lease term is 6.2 years at March 31, 2020 and the estimated incremental borrowing rate applied is 12.4%.

In June 2019, the Company entered into a sublease agreement with its affiliate, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company will be required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of March 31, 2020. The remaining lease term was 5.3 years at March 31, 2020 and the estimated incremental borrowing rate applied was 12.4%.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

March 31, 2020
Operating lease right-of-use assets	$3,135

Operating lease liabilities, current portion	$351
Operating lease liabilities, long-term portion	3,086
Total lease liabilities	$3,437

Weighted average remaining lease term (years)	6.1 years
Weighted average discount rate	12.4%

Supplemental cash flow information for the year ended March 31, 2020 related to operating leases as follows (in thousands):

March 31, 2020
Cash paid within cash flows used in operations	$338
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,414
Amortization of operating lease right-of-use assets	$279

The undiscounted future lease payments under the lease liabilities as of March 31, 2020 were as follows:

Years Ending March 31,	Lease Payments
2021	$758
2022	781
2023	804
2024	828
2025	853
Thereafter	941
Total lease payments	4,965
Less: imputed interest	(1,528)
Total lease liabilities	$3,437

Operating lease costs for the year ended March 31, 2020 were $0.7 million. Short-term and variable lease costs were not material for the year ended March 31, 2020.

Disclosures related to periods prior to adopting the new lease guidance

Rent expense for the year ended March 31, 2019 was $0.3 million.

Approximate future operating lease obligations (excluding the optional lease renewal term) as of March 31, 2019 were as follows (in thousands):

Years Ending March 31,	Operating Leases
2020	$455
2021	675
2022	692
2023	711
2024	731
Thereafter	1,662
Total minimum operating lease payments	$4,926

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Note 13—Defined contribution plan

Beginning in February 2020, the Company sponsors a defined contribution plan pursuant to Section 401(k) of the IRC that allows eligible participants to contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. Prior to February 2020, the Company’s employees participated in a defined contribution plan sponsored by its former parent company, RSL. The Company provides a discretionary employer matching contribution of $0.50 for every $1.00 contributed by a participating employee up to 6% of the employee’s eligible compensation, with such matching contributions becoming fully vested after two years of service. For the years ended March 31, 2020 and 2019, the Company recorded total expense for discretionary matching contributions of $0.3 million and $0.2 million, respectively.

Note 14—Subsequent events

[A] Operating lease:

In April 2020, the Company entered into an amendment to its Irvine facility operating lease to add approximately 6,865 square feet of office space for a total of approximately 28,354 square feet. The lease term for the additional office space is concurrent with the existing operating lease and expires in May 2026. Subject to rent abatement for the first through fifth months of the additional leased office space, the Company will be required to pay $17,918 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease commenced in May 2020.

Approximate future operating lease obligations for the additional space under the lease agreement are as follows (in thousands):

Years Ending March 31,	Operating Leases
2021	$108
2022	221
2023	227
2024	234
2025	241
Thereafter	289
Total minimum operating lease payments	$1,320

[B] Sumitomo loan agreement funding:

In April 2020, the Company received gross proceeds of $41.0 million pursuant to the Sumitomo Loan Agreement (see Note 5[B]). Subsequent to this draw, approximately $171.5 million of borrowing capacity remains available to the Company.

[C] Information sharing and cooperation agreement – Sumitovant

On May 21, 2020, the Company entered into an information sharing and cooperation agreement (the “Sumitovant Cooperation Agreement”) with Sumitovant. The Sumitovant Cooperation Agreement, among other things, obligates the Company to deliver to Sumitovant drafts of (i) the Company’s quarterly and annual financial statements and (ii) the discussion and analysis by the Company’s management of its financial condition and the results of its operations for such fiscal periods, prior to the applicable deadlines for filing such information with the SEC.  The Company also agreed to coordinate with Sumitovant before releasing earnings results or any interim financial guidance and to notify Sumitovant before issuing any other material press releases.

In addition, the Sumitovant Cooperation Agreement requires the Company to give Sumitovant’s auditors access to its auditors and its books and records to facilitate the completion of Sumitovant’s own internal audit and their review of the Company’s financial statements and internal accounting controls and operations.  The Company also agreed to provide Sumitovant any documents or materials relating to its business and access to its senior management to discuss any matters, in each case as Sumitovant may reasonably request.  To the extent the Company provides Sumitovant any information in response to such a request, Sumitovant may not (i) disclose such information to certain of its affiliates or (ii) use such information in a manner it deems, in good faith, to be detrimental to the Company or its shareholders.  In addition, both parties agreed to hold any information they receive from the other party in the strictest confidence, subject to customary exceptions for information that becomes public, that has been independently developed, or that is otherwise received on a non-confidential basis from a third party.

UROVANT SCIENCES LTD.

Notes to Consolidated Financial Statements — Continued

Moreover, the Sumitovant Cooperation Agreement provides that the Company must adopt and maintain policies to address its obligations with respect to financial reporting, audits, internal controls, record keeping, taxes, and other applicable laws.  In addition, the Board of Directors of the Company (the “Board”) must have a compliance oversight committee (the “Compliance Committee”) that oversees a compliance program designed to ensure the Company complies with its obligations under applicable laws (the “Compliance Program”).  The Compliance Committee, in turn, is required to (i) appoint a member of the Company’s senior management to administer the Compliance Program and (ii) cause the implementation of internal reporting procedures and training to support the Compliance Program.  The Sumitovant Cooperation Agreement also requires the Company to comply in all material respects with applicable laws.

[D] Market access services agreement  – Sunovion

On June 17, 2020, USG entered into a market access services agreement (the “Market Access Services Agreement”) with Sunovion. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of vibegron in the United States, including all of its territories and possessions.

Sunovion, in turn, has agreed to provide certain market access services with respect to the distribution and sale of vibegron, including, among other things:  (i) adding vibegron to Sunovion’s agreements with its third party logistics providers; (ii) adding vibegron to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks; (iii) facilitating USG’s entry into new contracts with certain health organizations regarding vibegron; (iv) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to vibegron; (v) providing USG with price reporting metrics and other information required for it to comply with applicable government price reporting requirements; (vi) coordinating with USG and any applicable wholesalers to address any recalls, investigations, or product holds; and (vii) providing certain other ancillary support services to facilitate the foregoing.

In order to facilitate Sunovion’s provision of these services, USG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by USG, solely to enable Sunovion to perform the contemplated services; (ii) provide Sunovion periodic reports of sales projections and volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which vibegron will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of USG’s quality systems; and (v) promptly notify Sunovion in the event vibegron is recalled.

As consideration for the services, USG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the agreement term.  After the second year of the agreement term, the monthly service charges will be determined by the parties.  In addition, USG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.

The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance.  The initial term of the Market Access Services Agreement is three years.  Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent to terminate the agreement at least nine (9) months prior to the expiration of the applicable term.  Either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control.  Finally, USG may also terminate the Market Access Services Agreement if Sunovion fails to satisfy certain market access milestones or upon payment of a break-up fee.