Form 10-Q
period 2020-06-30
Urovant Sciences Ltd.
filed 2020-08-13
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 31,181,794 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	March 31, 2020
Assets		(Note 2)
Current assets:
Cash	$63,039	$51,414
Restricted cash	250	243
Prepaid expenses and other current assets	8,980	6,489
Due from Sumitovant Biopharma Ltd.	—	172
Total current assets	72,269	58,318
Property and equipment, net	1,237	1,210
Operating lease right-of-use assets	3,939	3,135
Restricted cash, net of current portion	623	623
Other assets	69	9
Total assets	$78,137	$63,295

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$130	$1,589
Accrued expenses	23,098	21,756
Due to Roivant Sciences Ltd.	2	31
Current portion of share-based compensation liabilities	6,919	7,204
Current portion of operating lease liabilities	422	351
Total current liabilities	30,571	30,931
Share-based compensation liabilities, net of current portion	370	32
Related-party long-term debt	128,270	87,252
Operating lease liabilities, net of current portion	3,862	3,086
Total liabilities	163,073	121,301

Commitments and contingencies (Note 10)

Shareholders' deficit
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 30,906,598 and 30,635,258 issued and outstanding at June 30, 2020 and March 31, 2020, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	495	452
Additional paid-in capital	267,339	263,818
Accumulated deficit	(352,770)	(322,276)
Total shareholders' deficit	(84,936)	(58,006)
Total liabilities and shareholders' deficit	$78,137	$63,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development	$16,354	$22,014
General and administrative(1)	12,489	5,465
Total operating expenses	28,843	27,479
Other expense:
Interest expense, net(2)	(1,443)	(513)
Loss on disposal of property and equipment	—	(236)
Other expense, net	(118)	(190)
Loss before provision for income taxes	(30,404)	(28,418)
Provision for income taxes	90	67
Net loss	$(30,494)	$(28,485)
Net loss per common share—basic and diluted	$(0.99)	$(0.94)
Weighted average common shares outstanding—basic and diluted	30,705,334	30,325,169
(1)	Includes $0 and $60 of costs allocated from Roivant Sciences Ltd. during the three months ended June 30, 2020 and 2019, respectively.
(2)	Includes $1,456 of interest expense from related-party long-term debt with Sumitomo Dainippon Pharma Co., Ltd. during the three months ended June 30, 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(30,494)	$(28,485)
Other comprehensive income:
Foreign currency translation adjustment	43	188
Total other comprehensive income	43	188
Comprehensive loss	$(30,451)	$(28,297)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands, except share data)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Income	Deficit
Balance at March 31, 2020	30,635,258	$1	$(1)	$263,818	$(322,276)	$452	$(58,006)
Share-based compensation expense	—	—	—	1,032	—	—	1,032
Exercise of stock options	231,799	—	—	1,205	—	—	1,205
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	988	—	—	988
Share-based compensation expense reclassified to liabilities	—	—	—	(35)	—	—	(35)
Issuance of common shares pursuant to 2019 ESPP	39,541	—	—	331	—	—	331
Foreign currency translation adjustment	—	—	—	—	—	43	43
Net loss	—	—	—	—	(30,494)	—	(30,494)
Balance at June 30, 2020	30,906,598	$1	$(1)	$267,339	$(352,770)	$495	$(84,936)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Income	Equity
Balance at March 31, 2019	30,322,911	$1	$(1)	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	188	188
Net loss	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	$1	$(1)	$251,279	$(204,016)	$457	$47,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(30,494)	$(28,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	54
Share-based compensation expense	2,038	1,047
Amortization of debt discount and issuance costs	18	194
Non-cash operating lease cost	229	63
Loss on disposal of property and equipment	—	236
Unrealized foreign currency translation adjustment	43	188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,491)	4,498
Other assets	(60)	67
Due from Sumitovant Biopharma Ltd.	172	—
Due to Roivant Sciences Ltd.	(29)	19
Accounts payable	(1,459)	834
Accrued expenses	1,342	(1,220)
Operating lease liabilities	(186)	—
Net cash used in operating activities	(30,800)	(22,505)
Cash flows from investing activities:
Purchases of property and equipment	(104)	(278)
Net cash used in investing activities	(104)	(278)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	—	130
Proceeds from exercise of stock options	1,205	70
Debt financing costs paid	—	(387)
Cash proceeds from related-party debt financing	41,000	—
Proceeds from issuance of common shares pursuant to 2019 ESPP	331	—
Net cash provided by (used in) financing activities	42,536	(187)
Net change in cash and restricted cash	11,632	(22,970)
Cash and restricted cash—beginning of period	52,280	86,196
Cash and restricted cash—end of period	$63,912	$63,226
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$229
Property and equipment included in due to Roivant Sciences Ltd.	$—	$63
Reclassification of share-based compensation liabilities to additional paid-in capital upon exercise of stock options	$988	$—
Reclassification of share-based compensation expense from additional paid-in capital to liabilities	$35	$—
Supplemental disclosure of cash paid:
Income taxes	$—	$—
Interest	$1,438	$385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company” and, on an unconsolidated basis and excluding its subsidiaries, “USL”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder (“OAB”). The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902, is a gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available U.S. Food and Drug Administration (“FDA”) approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”). As of June 30, 2020, the Company has the following wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland, (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America, (4) Urovant Treasury Holdings, Inc. (“UTH”), a Delaware corporation based in the United States of America, and (5) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

On December 27, 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”) and RSL announced the closing of the transactions between Sumitomo Dainippon Pharma and RSL and certain of its affiliates contemplated by the definitive transaction agreement entered into on October 31, 2019 (the “Sumitomo Transaction”), pursuant to which all of the Company’s common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution (“Sumitovant”), and subsequent to such contribution, Sumitomo Dainippon Pharma acquired all issued and outstanding equity securities of Sumitovant.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Since inception, the Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development of, obtains regulatory approval for, and commercializes one of its product candidates. At June 30, 2020, the Company reported cash of $63.0 million and a shareholders’ deficit of $84.9 million. The Company currently believes its existing cash, together with the draw down under the Sumitomo Loan Agreement (as defined below) of $43.0 million in July 2020 and the remaining financing commitment from Sumitomo Dainippon Pharma of $128.5 million, which is available to the Company based on funding requests made in accordance with the operating budget approved by the Company’s Board of Directors (the “Board”) (see Notes 4 and 12), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to the timing of regulatory approval and subsequent launch of vibegron for OAB and its ability to manage the amount and timing of its spend. The Company’s available capital may also be consumed faster than anticipated due to other events, including the length and severity of the global novel coronavirus (“COVID-19”) pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. The Company will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, but given the impact of COVID-19 on the U.S. and global financial markets and any limitations on future financing arrangements pursuant to the terms of the Sumitomo Loan Agreement, as well as Sumitomo Dainippon Pharma’s ability to exert substantial influence and control over the Company due to Sumitomo Dainippon Pharma’s majority ownership of the Company’s outstanding common shares, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s agreement with Sumitomo Dainippon Pharma involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, incurring capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, as needed, in sufficient amounts or on terms acceptable to the Company, or if the remaining financing commitment of $128.5 million available to the Company under the Sumitomo Loan Agreement is no longer available to the Company despite future funding requests made in accordance with its Board approved operating budget, the Company may have to significantly delay or scale back its operations to reduce working capital requirements beginning in the first calendar quarter of 2021 and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. The Company will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, curtailment of the Company’s pre-commercial launch efforts, development activities and other discretionary expenditures that are within the Company’s control.  These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal years 2020 and 2021.

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

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended June 30, 2020 and 2019 and the condensed consolidated statements of shareholders’ (deficit) equity for the three months ended June 30, 2020 and 2019 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements, as certain footnotes or other financial information that are required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 19, 2020.

The condensed consolidated balance sheet as of March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future period.

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

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 19, 2020.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through August 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 outbreak. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of August 13, 2020.

[D] Cash, cash equivalents, and restricted cash:

Cash includes cash deposits in banks. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain liquidity and preservation of capital. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit connected to its office leases (see Note 11). Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letters of credit.

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	June 30, 2020	March 31, 2020
Cash	$63,039	$51,414
Restricted cash	873	866
Cash and restricted cash	$63,912	$52,280

[E] Financial instruments:

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

The Company measured the share-based compensation liabilities at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy (see Note 9). The valuation of the share-based compensation liabilities used assumptions and estimates the Company believed would be made by a market participant in making the same valuation.

The stock options liability is marked-to-market each reporting period with the change in fair value recorded as share-based compensation expense on the Company’s condensed consolidated statements of operations until the stock options are exercised and are sold to Sumitovant or to the market or the former Principal Executive Officer has held the exercised and unsold shares for a period of at least six months. The fair value of the stock options liability is determined at each reporting period by utilizing the Black-Scholes option-pricing model.

The stock appreciation rights (“SARs”) liability is marked-to-market each reporting period with the change in fair value recorded as share-based compensation expense on the Company’s condensed consolidated statements of operations over the vesting term and until the SARs are exercised. The fair value of the SARs liability is determined at each reporting period by utilizing a binominal lattice model.

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

At June 30, 2020 and 2019, potentially dilutive securities were as follows:

	June 30,
	2020	2019
Options	4,268,295	4,031,231
Restricted stock units (unvested)	1,510,162	5,000
Stock appreciation rights	845,732	—
Warrants	99,777	33,259
Total	6,723,966	4,069,490

[G] Recently adopted accounting pronouncements:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU No. 2018-13”), which provides guidance that removes, modifies and adds to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of ASU No. 2018-13 on April 1, 2020 did not have a material impact on the Company's consolidated financial position, results of operations and related disclosures.

[H] Recently issued accounting pronouncements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective date of ASU No. 2016-13 for public business entities that meet the definition of a smaller reporting company, as defined by the SEC, as of November 15, 2019.  As the Company met the definition of a smaller reporting company as of November 15, 2019, ASU No. 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption to have a material impact on the Company’s condensed consolidated financial position, results of operations, and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of this update simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. As of June 30, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures when its contract impacted by reference rate reform is modified.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

Note 3—Accrued expenses

Accrued expenses at June 30, 2020 and March 31, 2020 consist of the following (in thousands):

	June 30, 2020	March 31, 2020
Research and development expenses	$18,373	$13,728
Compensation-related expenses	2,973	6,296
Professional services expenses	273	433
Other general and administrative expenses	1,479	1,299
Total accrued expenses	$23,098	$21,756

Note 4—Related-party long-term debt

On December 27, 2019, the Company entered into a $300 million unsecured revolving debt facility with Sumitomo Dainippon Pharma (the “Sumitomo Loan Agreement”). Sumitomo Dainippon Pharma funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. In April and July 2020, Sumitomo Dainippon Pharma funded an additional amount of $41.0 million and $43.0 million, respectively (see Note 12). Additional funds may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to funding requests by the Company that are made are in accordance with the Company’s Board approved operating budget.

Loans under the Sumitomo Loan Agreement (“Loans”) bear a variable interest rate per annum equal to LIBOR plus a margin of 3% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, the Company and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The interest rate on the Loans was 3.31% at June 30, 2020. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

The Company’s obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of the Company’s direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings.

The Sumitomo Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Sumitomo Dainippon Pharma may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Sumitomo Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants pursuant to the Sumitomo Loan Agreement as of June 30, 2020.

The Company incurred financing costs of $0.3 million relating to the Sumitomo Loan Agreement which are recorded as an offset to related-party long-term debt on the Company’s condensed consolidated balance sheet. The deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statement of operations.

Outstanding debt obligations to Sumitomo Dainippon Pharma are as follows (in thousands):

	June 30, 2020	March 31, 2020
Principal amount	$128,500	$87,500
Less: unamortized debt issuance costs	(230)	(248)
Loan payable less unamortized debt issuance costs	128,270	87,252
Less: current maturities	—	—
Long-term debt, net of unamortized debt issuance costs	$128,270	$87,252

Note 5—Related party transactions

[A] Sumitomo loan agreement:

See Note 4 for information regarding the Sumitomo Loan Agreement.

[B] Investor rights agreement – Sumitomo Dainippon Pharma and Sumitovant:

On December 27, 2019, the Company entered into an investor rights agreement with Sumitomo Dainippon Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed to comply with any demands by Sumitovant to register for sale, under the Securities Act of 1933, as amended, any common shares of the Company beneficially owned by Sumitovant that have an anticipated aggregate net offering price of at least $5 million, subject to certain customary exceptions and the right of the Company to refuse any demand for registration if the Company already effected two registrations for Sumitovant in the year preceding such demand. In addition, the Company agreed to periodically provide Sumitovant with (i) certain financial statements, projections, capitalization summaries and other information customarily provided to significant investors in publicly-traded companies and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request.

Moreover, the Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of the Company’s directors (the “Total Voting Power”). These protections include, among other things: (i) a requirement for a minimum of three independent directors on the Company’s Board (each of whom cannot be removed by Sumitomo Dainippon Pharma or certain of its affiliates without the approval of a majority of the minority shareholders); (ii) a requirement that the audit committee of the Board (the “Audit Committee”) be comprised solely of independent directors; (iii) the appointment of Mr. Pierre Legault as the Company’s lead independent director; (iv) a requirement that any transaction proposed by Sumitomo Dainippon Pharma or certain of its affiliates that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 76% of the Total Voting Power be approved by the Audit Committee (if occurring prior to December 27, 2021) and, if such transaction would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of the Total Voting Power, a majority of the Company’s minority shareholders must vote on such matter; and (v) a requirement that any related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and the Company be approved by the Audit Committee, consistent with the Company’s existing Related Person Transactions Policy.

Pursuant to the Investor Rights Agreement, the Company also agreed that so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, the Company will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of the Company’s securities to ensure that Sumitomo Dainippon Pharma’s beneficial ownership percentage does not decline as a result of such issuance. No amounts have been paid or received under this agreement; however, the Company believes this agreement is material to its business and operations.

[C] Information sharing agreement – Sumitovant:

On May 21, 2020, the Company entered into an information sharing and cooperation agreement (the “Sumitovant Information Sharing Agreement”) with Sumitovant. The Sumitovant Information Sharing Agreement, among other things, obligates the Company to deliver to Sumitovant drafts of (i) the Company’s quarterly and annual financial statements and (ii) the discussion and analysis by the Company’s management of its financial condition and the results of its operations for such fiscal periods, prior to the applicable deadlines for filing such information with the SEC.  The Company also agreed to coordinate with Sumitovant before releasing earnings results or any interim financial guidance and to notify Sumitovant before issuing any other material press releases.

In addition, the Sumitovant Information Sharing Agreement requires the Company to give Sumitovant’s auditors access to its auditors and its books and records to facilitate the completion of Sumitovant’s own internal audit and their review of the Company’s financial statements and internal accounting controls and operations.  The Company also agreed to provide Sumitovant any documents or materials relating to its business and access to its senior management to discuss any matters, in each case as Sumitovant may reasonably request.  To the extent the

Company provides Sumitovant any information in response to such a request, Sumitovant may not (i) disclose such information to certain of its affiliates or (ii) use such information in a manner it deems, in good faith, to be detrimental to the Company or its shareholders.  In addition, both parties agreed to hold any information they receive from the other party in the strictest confidence, subject to customary exceptions for information that becomes public, that has been independently developed, or that is otherwise received on a non-confidential basis from a third party.

Moreover, the Sumitovant Information Sharing Agreement provides that the Company must adopt and maintain policies to address its obligations with respect to financial reporting, audits, internal controls, record keeping, taxes, and other applicable laws.  In addition, the Board must have a compliance oversight committee (the “Compliance Committee”) that oversees a compliance program designed to ensure the Company complies with its obligations under applicable laws (the “Compliance Program”).  The Compliance Committee, in turn, is required to (i) appoint a member of the Company’s senior management to administer the Compliance Program and (ii) cause the implementation of internal reporting procedures and training to support the Compliance Program.  The Sumitovant Information Sharing Agreement also requires the Company to comply in all material respects with applicable laws.

No amounts have been paid or received under this agreement; however, the Company believes this agreement is material to its business and operations.

[D] Market access services agreement – Sunovion:

On June 17, 2020, USG entered into a market access services agreement (the “Market Access Services Agreement”) with Sunovion Pharmaceuticals, Inc. (“Sunovion”), a wholly-owned subsidiary of Sumitomo Dainippon Pharma. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of vibegron in the United States, including all of its territories and possessions.

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

As consideration for the services, USG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the agreement term.  After the second year of the agreement term, the monthly service charges will be subject to good faith negotiations between the parties.  In addition, USG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.

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

[E] Operating lease – Roivant:

In June 2019, the Company entered into a sublease agreement with a related party, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The sublease has scheduled rent increases each year and the total sublease payment obligations under the agreement are $0.6 million.  See Note 11 for more details on the sublease.

Note 6—Income taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the U.S. for federal and state taxes.

The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was (0.30)% and (0.24)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7—Shareholders’ deficit

At-the-market equity offering program:

In November 2019, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) to sell its common shares having an aggregate offering price of up to $50 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as the Company’s agent. As of June 30, 2020, the Company has not sold any common shares under its “at-the-market” equity offering program.

Note 8—Share-based compensation

Equity incentive plan:

On June 1, 2017, the Company adopted its 2017 Equity Incentive Plan (the “2017 Plan”), under which 2,002,509 common shares were initially reserved for grant.  On June 15, 2018, the Board approved an increase in the number of common shares reserved for grant under the 2017 Plan of 1,068,006 common shares. The 2017 Plan was approved by the Company’s shareholders in September 2018. In connection with the Company’s initial public offering, the 2017 Plan was amended effective upon the execution of the underwriting agreement related to the offering.  All references herein to the Company’s 2017 Plan will be deemed to refer to the 2017 Plan, as amended and restated, unless context otherwise requires.

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

At June 30, 2020, a total of 1,330,353 common shares were available for future issuance under the 2017 Plan.

2019 Employee Stock Purchase Plan:

In July 2019, the Company’s Board adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). In September 2019, the Company’s shareholders approved the 2019 ESPP. A total of 450,000 common shares are authorized for issuance under the 2019 ESPP. Pursuant to the “evergreen” provision contained in the 2019 ESPP, the number of common shares reserved for issuance under the 2019 ESPP automatically increases on November 1 of each year, commencing on November 1, 2020 and ending on November 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of the Company’s common shares outstanding on March 31st of the preceding calendar year, and (ii) 600,000 common shares. The Company’s Board may approve an increase of a lesser number of common shares prior to any such increase date.

The 2019 ESPP permits eligible employees to purchase common shares at a discount through payroll deductions during defined six month consecutive offering periods beginning on January 1st. The price at which the shares are purchased is equal to the lower of (i) 85% of the fair market value of the common shares on the first day of the offering or (ii) 85% of the fair market value of the common shares on the purchase date. A participant may purchase a maximum of 60,000 common shares during each offering period, not to exceed $25,000 worth of common shares on the offering date during each calendar year, and the maximum number of common shares that can be purchased by all participants during each offering period is 150,000 shares. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of the 2019 ESPP share-based compensation expense to be recognized during each offering period. The weighted-average grant date fair value per share for the offering period during the three months ended June 30, 2020 using the Black-Scholes option-pricing model was $5.26.

During the three months ended June 30, 2020, 39,541 common shares were issued pursuant to the 2019 ESPP for total proceeds of $0.3 million and, as of June 30, 2020, 410,459 shares remain available for future issuance under the 2019 ESPP. At June 30, 2020 and March 31, 2020, the Company had an outstanding liability of $0.05 million and $0.2 million, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended June 30,
	2020	2019
Risk-free interest rate	0.41% - 0.56%	1.95% - 2.30%
Expected term, in years	6.00 - 6.11	6.11
Expected volatility	77.6% - 78.4%	64.4% - 65.1%
Expected dividend yield	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through June 30, 2020 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2020	4,134,100	$6.85	$4.24	8.38
Granted	365,994	$10.05	$6.72
Exercised	(231,799)	$5.20	$3.23
Options outstanding at June 30, 2020	4,268,295	$7.21	$4.59	8.30	$12,590
Options exercisable at June 30, 2020	3,643,501	$6.67	$4.22	8.06	$12,442

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at June 30, 2020. At June 30, 2020, there were 3,643,501 vested or exercisable options outstanding. During the three months ended June 30, 2020, the Company granted options to purchase 365,994 common shares to certain employees and directors of the Company with a weighted-average exercise price and grant date fair value per share of $10.05 and $6.72, respectively, under the 2017 Plan.  The aggregate intrinsic value of options exercised to purchase 231,799 common shares during the three months ended June 30, 2020 was $1.2 million.

During the year ended March 31, 2020, in connection with the resignation of the Company’s former Principal Executive Officer, fully-vested stock options to purchase 1,416,166 common shares with a weighted-average exercise price of $5.59 per share held by the former Principal Executive Officer were reclassified from equity to liabilities following the modification of the stock options to include a share repurchase feature (see Note 9). The share repurchase feature is in the form of a right of first refusal for Sumitovant to purchase up to 1,416,666 shares underlying the stock options upon exercise by the former Principal Executive Officer. The stock options remain exercisable through October 1, 2021. No shares issued upon exercise of stock options by the former Principal Executive Officer during the three months ended June 30, 2020 were purchased by Sumitovant.

Stock appreciation rights (“SARs”):

SARs entitle the holder to receive, upon exercise, an amount of the Company’s common shares or cash (or a combination thereof) determined by reference to appreciation, from and after the date of grant, in the fair market value of the Company’s common shares over the strike price on the exercise date.  The SARs are subject to vesting terms similar to the Company’s stock options and restricted stock units.

In March 2020, a total of 845,732 SARs were granted under the 2017 Plan to the Company’s new Principal Executive Officer pursuant to his employment agreement. The SARs vest as to 25% on the one-year anniversary of the grant date with the remaining SARs vesting in 12 equal quarterly installments thereafter, subject to the Principal Executive Officer providing continuous service to the Company through each such vesting date. The SARs can be settled in shares or cash upon exercise, at the sole discretion of the Company’s Board. Due to the current presumption that the SARs will be settled in cash upon exercise, the SARs have been classified as a liability instrument requiring the Company to remeasure the SARs at each reporting period until exercise (see Note 9). The estimated fair value of the SARs granted was $5.4 million and $5.2 million, respectively, at June 30, 2020 and March 31, 2020.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2020	751,927	$13.84
Granted	957,915	$9.12
Forfeited	(199,680)	$14.39
Unvested balance at June 30, 2020	1,510,162	$10.77

The fair value of the RSUs is estimated at the grant date using the Company’s common share price. The weighted average grant-date fair value of RSUs granted during the three months ended June 30, 2020 was $9.12 per unit.

Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Share-based compensation recognized as:
Research and development	$369	$265
General and administrative	1,669	782
	$2,038	$1,047

Share-based compensation expense is included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations consistent with the grantee’s salary classification. Share-based compensation expense presented in the table above includes share-based compensation expense from those share-based awards classified as liability instruments mentioned above.

Total unrecognized share-based compensation expense was approximately $23.7 million at June 30, 2020 and is expected to be recognized over a weighted-average period of 3.63 years.

Note 9—Fair value measurements

As of June 30, 2020 and March 31, 2020, the liabilities measured at fair value on a recurring basis consisted of certain liability classified stock options and SARs (see Note 8), which are included in share-based compensation liabilities in the accompanying condensed consolidated balance sheets. There were no assets measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020. The following represents the fair value using the hierarchy described in Note 2[E] for the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020 (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$6,919	$6,919
Share-based compensation liability - SARs	—	—	370	370
Total liabilities	$—	$—	$7,289	$7,289

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$7,204	$7,204
Share-based compensation liability - SARs	—	—	32	32
Total liabilities	$—	$—	$7,236	$7,236

The fair value of the stock options liability as of June 30, 2020 was calculated using the following significant unobservable inputs:

Input	June 30, 2020
Risk-free interest rate	0.16%
Expected dividend yield	—%
Expected term, in years	1.25
Expected volatility	79.6%
Exercise price (per share)	$3.86 - $14.00
Share price (per share)	$9.84
Number of stock options valued	1,272,914

The fair value of the SARs liability as of June 30, 2020 was calculated using the following significant unobservable inputs:

Input	June 30, 2020
Risk-free interest rate	0.64%
Expected dividend yield	—%
Expected term, in years	9.73
Expected volatility	77.1%
Post-vesting cancellation rate	5.0%
Exercise ratio	2.8
Exercise price (per share)	$9.16
Share price (per share)	$9.84
Number of SARs granted	845,732

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the share-based compensation liabilities for the three months ended June 30, 2020 (in thousands):

	Stock Options	SARs
Balance at March 31, 2020	$7,204	$32
Additions	—	—
Change in fair value	703	338
Settlements	(988)	—
Balance at June 30, 2020	$6,919	$370

Note 10—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement, the enzyme supply agreement with Codexis, Inc., and the information sharing collaboration agreement with Kyorin Pharmaceutical Co., Ltd.

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

During the three months ended June 30, 2020, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 19, 2020.

Note 11—Leases

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet.   The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through fifth months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2020 and March 31, 2020. The remaining lease term is 5.9 years at June 30, 2020 and the estimated incremental borrowing rate applied is 12.4%.

In April 2020, the Company entered into an amendment to its Irvine facility operating lease to add approximately 6,865 square feet of office space for a total of approximately 28,354 square feet. The lease term and option to extend the lease term for the additional office space is concurrent with the existing operating lease and expires in May 2026. Subject to rent abatement for the first through fifth months of the additional leased office space, the Company will be required to pay $17,918 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. In accordance with ASC 842, Leases, the Company determined the operating lease for the additional office space to be a separate lease and not an amendment of the original lease terms of the Irvine facility. The lease commenced in May 2020 and the Company recognized an operating lease right-of-use asset of $0.9 million and an operating lease liability of $0.9 million. The remaining lease term was 5.9 years at June 30, 2020 and the estimated incremental borrowing rate applied was 11.6%.

In June 2019, the Company entered into a sublease agreement with a related party, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company is required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash as of June 30, 2020 and March 31, 2020. The remaining lease term is 5.1 years at June 30, 2020 and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2020	March 31, 2020
Operating lease right-of-use assets	$3,939	$3,135

Operating lease liabilities, current portion	$422	$351
Operating lease liabilities, long-term portion	3,862	3,086
Total lease liabilities	$4,284	$3,437

Weighted average remaining lease term (years)	5.9 years	6.1 years
Weighted average discount rate	12.2%	12.4%

Supplemental cash flow information for the three months ended June 30, 2020 and 2019 related to operating leases as follows (in thousands):

	June 30,
	2020	2019
Cash paid within cash flows used in operations	$186	$42
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$910	$3,414
Amortization of operating lease right-of-use assets	$106	$63

The undiscounted future lease payments under the lease liabilities as of June 30, 2020 were as follows (in thousands):

Years Ending March 31,	Lease Payments
Remainder of 2021	$679
2022	1,001
2023	1,031
2024	1,061
2025	1,094
Thereafter	1,232
Total lease payments	6,098
Less: imputed interest	(1,814)
Total lease liabilities	$4,284

Operating lease costs for the three months ended June 30, 2020 and 2019 were $0.2 million and $0.1 million, respectively. Short-term and variable lease costs were not material for the three months ended June 30, 2020 and 2019.

Note 12—Subsequent events

Sumitomo loan agreement funding

In July 2020, the Company received gross proceeds of $43.0 million pursuant to the Sumitomo Loan Agreement (see Note 4). Subsequent to this draw, approximately $171.5 million was outstanding under the Sumitomo Loan Agreement and approximately $128.5 million of borrowing capacity remained available to the Company, which may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to funding requests by the Company that are made in accordance with the Company’s Board approved operating budget.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the United States Securities and Exchange Commission, or the SEC, on June 19, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly owned subsidiaries.

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our Phase 3 Program for the Treatment of OAB

In March 2018, we enrolled the first patients in our international pivotal Phase 3 EMPOWUR trial of vibegron in adults with OAB. The EMPOWUR trial was a randomized, double-blind, placebo- and active comparator-controlled clinical trial in men and women with OAB having or not having urge urinary incontinence, or UUI, episodes. The trial had a design in line with the Phase 2b clinical trial conducted by Merck and the Japanese Phase 3 clinical trial conducted by Kyorin. Enrollment of more than 1,500 patients into the EMPOWUR trial was completed in October 2018.

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

Our Phase 2a Program for the Treatment of Abdominal Pain Due to IBS

In December 2018, we enrolled our first patient in this trial. The Phase 2a trial is a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The trial enrolled over 200 patients in the United States, randomized to receive either 75 mg of vibegron or placebo, administered orally once daily for a 12-week period. The primary endpoint is a 30% reduction in abdominal pain intensity, while secondary endpoints include Global Improvement Scale ratings, stool symptoms and safety. We have completed enrollment and expect to receive top-line data from the Phase 2a clinical trial in the fourth calendar quarter of 2020.

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

Recent Key Agreements

Information Sharing and Cooperation Agreement

On May 21, 2020, we entered into an information sharing and cooperation agreement, or the Sumitovant Information Sharing Agreement, with Sumitovant Biopharma Ltd., or Sumitovant. The Sumitovant Information Sharing Agreement, among other things, obligates us to deliver to Sumitovant drafts of (i) our quarterly and annual financial statements and (ii) the discussion and analysis by our management of the Company’s financial condition and the results of our operations for such fiscal periods, prior to the applicable deadlines for filing such information with the SEC.  We also agreed to coordinate with Sumitovant before releasing earnings results or any interim financial guidance and to notify Sumitovant before issuing any other material press releases.

In addition, the Sumitovant Information Sharing Agreement requires us to give Sumitovant’s auditors access to our auditors and our books and records to facilitate the completion of Sumitovant’s own internal audit and their review of our financial statements and internal accounting controls and operations.  We also agreed to provide Sumitovant any documents or materials relating to our business and access to our senior management to discuss any matters, in each case as Sumitovant may reasonably request.  To the extent we provide Sumitovant any information in response to such a request, Sumitovant may not (i) disclose such information to certain of its affiliates or (ii) use such information in a manner it deems, in good faith, to be detrimental to the Company or our shareholders.  In addition, both parties agreed to hold any information they receive from the other party in the strictest confidence, subject to customary exceptions for information that becomes public, that has been independently developed, or that is otherwise received on a non-confidential basis from a third party.

Moreover, the Sumitovant Information Sharing Agreement provides that we must adopt and maintain policies to address our obligations with respect to financial reporting, audits, internal controls, record keeping, taxes, and other applicable laws.  In addition, the Board must have a compliance oversight committee, or the Compliance Committee, that oversees a compliance program designed to ensure we comply with our obligations under applicable laws, or the Compliance Program.  The Compliance Committee, in turn, is required to (i) appoint a member of our senior management to administer the Compliance Program and (ii) cause the implementation of internal reporting procedures and training to support the Compliance Program.  The Sumitovant Information Sharing Agreement also requires us to comply in all material respects with applicable laws.

Market Access Services Agreement

On June 17, 2020, USG entered into a market access services agreement, or the Market Access Services Agreement, with Sunovion Pharmaceuticals, Inc., or Sunovion, a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon Pharma. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of vibegron in the United States, including all of its territories and possessions.

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

As consideration for the services, USG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the agreement term.  After the second year of the agreement term, the monthly service charges will be subject to good faith negotiations between the parties.  In addition, USG also agreed to (x) reimburse Sunovion for any pass-through expenses it incurs while providing the services and (y) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.

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

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized the novel COVID-19 as a pandemic, and it has spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines and causing some businesses to suspend operations. Although certain stay-at-home orders have been lifted, the impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. To date, our operations have not been significantly impacted by the COVID-19 pandemic other than, for vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new subjects into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS. For URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new subjects in our Phase 2a trial due to the COVID-19 pandemic. Subjects that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new subjects, we are re-opening the clinical trial sites in a stepwise manner to allow for screening of new patients. Such disruption has not and is not expected to have a material adverse impact on our clinical trial plans and timelines.

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees while continuing our mission to develop and commercialize innovative therapies for urological conditions. Beginning the week of March 16, 2020, substantially all of our workforce began working from home and we curtailed employee travel. We continue to require employees to work from home to protect their health and safety. The effects of any future stay-at-home orders or the continuation of our work from home measures for a significant period of time may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. To date, we have not experienced these potential negative effects due to the continuation of our work from home measures. We continue to follow and monitor recommended actions of government and health authorities to protect our employees and will gradually resume normal operations once it is prudent to do so, and in compliance with all Federal, State, and local laws.

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

Our clinical trials may also be affected in the future by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of healthcare resources toward the COVID-19 pandemic. The COVID-19 pandemic may delay enrollment in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Other than the temporary halt in screening of new subjects described above, we have not experienced these potential negative effects of the COVID-19 pandemic.

The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our pre-launch commercial readiness activities, end user demand for our products, if approved, healthcare systems or the global economy as a whole. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As such, the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations is uncertain and cannot be predicted.

Financial History

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and prepare for potential future regulatory approvals and commercialization of vibegron. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development of, obtain regulatory approval for, and commercialize at least one of our product candidates.

We have historically funded our operations primarily from the issuance and sale of our common shares, from the $300 million unsecured revolving debt facility with Sumitomo Dainippon Pharma, or the Sumitomo Loan Agreement, and from the term loans we had pursuant to the loan agreement with Hercules Capital, Inc., or Hercules. These term loans with Hercules were repaid in January 2020. Additional information about our sources of funding is included under “—Liquidity and Capital Resources—Sources of Liquidity” below.

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

The duration, costs and timing of clinical trials of our current and future product candidates will depend on a variety of factors that include, but are not limited to: the number of trials required for approval; the per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required to enroll eligible patients; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical trial material; the efficacy and safety profile of the product candidate; and any impact as a result of the COVID-19 pandemic. For example, beginning in mid-March 2020, we temporarily halted the screening of new subjects for six weeks in all our ongoing clinical trials due to the COVID-19 pandemic. The temporary halt in screening resulted in lower clinical trial expenses than expected during the three months ended June 30, 2020.  We expect our clinical trial expenses during our second fiscal quarter to increase as screening resumed during the three months ended June 30, 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development	$16,354	$22,014
General and administrative	12,489	5,465
Total operating expenses	28,843	27,479
Other expense:
Interest expense, net	(1,443)	(513)
Loss on disposal of property and equipment	—	(236)
Other expense	(118)	(190)
Loss before provision for income taxes	(30,404)	(28,418)
Provision for income taxes	90	67
Net loss	$(30,494)	$(28,485)

Research and Development Expenses

For the three months ended June 30, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019
Program-specific costs:
Vibegron	$11,308	$19,302
URO-902	1,254	170

Unallocated costs:
Share-based compensation	369	265
Personnel expenses	2,500	1,732
Other expense	923	545
Total research and development expenses	$16,354	$22,014

Research and development expenses decreased by $5.6 million, to $16.4 million, for the three months ended June 30, 2020 compared to $22.0 million for the three months ended June 30, 2019. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $10.2 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study; and
•	a decrease of $0.8 million in other program-specific third-party research and development costs to support the continuation of our clinical programs.

These decreased expenses were partially offset by increases primarily attributed to the following:

•	an increase of $4.1 million in chemistry, manufacturing and controls costs as a result of sourcing materials and the manufacturing of validation batches of vibegron;
•	an increase of $0.9 million in personnel-related costs, including share-based compensation, due to increased headcount; and
•	an increase of $0.4 million in other unallocated research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $7.0 million, to $12.5 million, for the three months ended June 30, 2020 compared to $5.5 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $3.1 million in commercial readiness costs;
•	an increase of $2.2 million in personnel-related costs due to increased headcount to support our organizational growth as we continue to prepare for our commercial launch of vibegron, if approved;
•

an increase of $0.9 million in share-based compensation expense for stock options, restricted stock units and stock appreciation rights granted to employees and Board members primarily from the increased fair value of certain stock options classified as a liability instrument;

•	an increase of $0.7 million in legal and other professional and consulting fees; and
•

an increase of $0.1 million in general overhead and corporate expenses due to increased costs associated with operating as a public company such as director and officer insurance premiums and larger office facilities to accommodate our increased headcount.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2020 consists of interest expense related to the Sumitomo Loan Agreement as well as the associated non-cash amortization of debt issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net for the three months ended June 30, 2019 includes the interest expense related to our prior loan agreement with Hercules. Interest expense, net, increased by $0.9 million, to $1.4 million, for the three months ended June 30, 2020 compared to $0.5 million for the three months ended June 30, 2019 primarily due to the Company entering into the Sumitomo Loan Agreement in December 2019.

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

In February 2019, we entered into a loan agreement with Hercules in the amount of $100.0 million. A first tranche of $15.0 million was funded in February 2019, and a second tranche of $30.0 million was funded in September 2019.  In January 2020, we terminated the loan agreement with Hercules in connection with, and as a requirement under, the Sumitomo Loan Agreement and repaid in full our remaining obligations under the loan agreement as of the date of termination totaling $48.2 million.

In November 2019, we filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes our $50.0 million “at-the market” equity offering program. As of August 12, 2020, we have not sold any common shares under our “at-the-market” equity offering program.

In December 2019, we entered into the Sumitomo Loan Agreement in the amount of $300.0 million. Sumitomo Dainippon Pharma funded an initial amount of $87.5 million in December 2019 and additional amounts of $41.0 million and $43.0 million in April and July 2020, respectively. As of August 12, 2020, $171.5 million was outstanding under the Sumitomo Loan Agreement and approximately $128.5 million remained available, which may be drawn down by us, upon request, no more than once in any calendar quarter, subject to funding requests by us that are made in accordance with our Board approved operating budget.

As of June 30, 2020, we had an accumulated deficit of $352.8 million and a cash balance of $63.0 million, as compared to $322.3 million and $51.4 million, respectively, as of March 31, 2020. Prior to our IPO, the loan agreement with Hercules and the Sumitomo Loan Agreement, all operations had been financed through capital contributions or short-term advances from Roivant Sciences Ltd., or RSL, or its affiliates.

Capital Requirements

For the three months ended June 30, 2020 and 2019, we had a net loss of $30.5 million and $28.5 million, respectively, and we have never generated any revenue.

We expect to continue to incur significant operating losses and negative cash flows at least for the next several years. We do not expect to generate product revenue until we successfully complete development of, obtain regulatory approval for, and commercialize at least one of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization and commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

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

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, advance our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies, and to fund our commercial readiness and general and administrative costs. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and prepare for the potential future regulatory approvals and commercialization of vibegron. Based on anticipated spend and timing of expenditure assumptions, we currently believe that our existing cash, together with the draw down under the Sumitomo Loan Agreement of $43.0 million in July 2020 and the remaining financing commitment from Sumitomo Dainippon Pharma of $128.5 million which is available to us if our future funding requests are in accordance with our Board approved operating budget, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to the timing of regulatory approval and subsequent launch of vibegron for OAB and our ability to manage the amount and timing of our spend. Our current assumptions may prove to be wrong and we could use our available capital resources sooner than we currently expect. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact on commercialization efforts due to the COVID-19 pandemic. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, or otherwise, as well as may be limited pursuant to the terms of the Sumitomo Loan Agreement and Sumitomo Dainippon Pharma’s ability to exert substantial influence and control over us due to Sumitomo Dainippon Pharma’s majority ownership of our outstanding common shares. As such, adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Until such time, if ever, as we can generate substantial product revenue from sales of vibegron, URO-902 or any future product candidate, we expect to finance our cash needs through a combination of the remaining financing commitment available to us from the Sumitomo Loan Agreement, equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Our agreement with Sumitomo Dainippon Pharma involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital, when needed, in sufficient amounts or on terms acceptable to us, or if the current financing commitment of $128.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the first calendar quarter of 2021, including but not limited to actions such as reducing personnel-related costs, curtailment of our pre-commercial launch efforts, development activities and other discretionary expenditures that are within our control. Additionally, we may have to discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern. We will prioritize necessary and appropriate steps to enable the continued operations of our business and preservation of the value of our assets beyond the next twelve months.  These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal years 2020 and 2021. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(30,800)	$(22,505)
Net cash used in investing activities	(104)	(278)
Net cash provided by (used in) financing activities	42,536	(187)

Operating Activities

For the three months ended June 30, 2020, $30.8 million of cash was used in operating activities. This was primarily attributable to a net loss of $30.5 million and an increase in prepaid expenses and other current assets of $2.5 million for prepayments made to our CRO in advance of services completed. This amount was partially offset by $2.0 million in share-based compensation expense from stock options, restricted stock units and stock appreciation rights granted to employees and Board members, as well as the increased fair value of certain stock options classified as liability instruments and $0.2 million in non-cash operating lease costs.

For the three months ended June 30, 2019, $22.5 million of cash was used in operating activities. This was primarily attributable to a net loss of $28.5 million and a decrease of $0.4 million in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $4.5 million in prepaid expenses and other current assets, $1.0 million in share-based compensation expense from stock options and restricted stock units granted to employees and Board members, $0.2 million from the loss on disposal of property and equipment upon our move to the new Irvine, California office space, and $0.2 million for the amortization of the debt discount and issuance costs from the loan agreement with Hercules.

Investing Activities

For the three months ended June 30, 2020 and 2019, $0.1 million and $0.3 million of cash was used in investing activities, respectively, all for the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2020, cash provided by financing activities of $42.5 million was primarily attributable to proceeds of $41.0 million from the April 2020 loan under the Sumitomo Loan Agreement, proceeds of $1.2 million from the exercise of stock options, and proceeds from the issuance of common shares pursuant to the 2019 Employee Stock Purchase Plan of $0.3 million.

For the three months ended June 30, 2019, cash used in financing activities of $0.2 million was primarily attributable to the payment of debt financing costs in connection with the loan agreement with Hercules of $0.4 million, offset by proceeds of $0.1 million from the exercise of stock options and capital contributions from RSL of $0.1 million.

Contractual Obligations and Commitments

During the three months ended June 30, 2020, there were no material changes outside of the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 19, 2020, except as described below.

During the three months ended June 30, 2020, we received a loan in the amount of $41.0 million pursuant to the Sumitomo Loan Agreement. See Note 4, “Long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this loan agreement.

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

During the three months ended June 30, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 19, 2020.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability. Our net loss was $30.5 million and $28.5 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $352.8 million.

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

We submitted our NDA for vibegron in December 2019 but have not yet submitted a Biologics License Application, or BLA, for URO-902. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates, including through amendments to the NDA or BLA, for many reasons, including:

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
•

the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials and ability to obtain market approvals;

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

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy, or REMS, or its equivalent, as a condition of approval;
•	the FDA or other relevant regulatory authorities may require additional post-marketing studies, which would be costly;
•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the approval and quality of our product candidates;
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

We are subject to various risks related to the global pandemic associated with COVID-19. For example, many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions have resulted in most of our employees working from home, and could result in the employees of our key third-party vendors and manufacturers working from home. Although certain shelter-in-place orders have been lifted, we, or our suppliers or manufacturers, may continue to require employees to work from home after the orders are lifted to protect the health and safety of employees. We rely exclusively on third-party manufacturers to manufacture vibegron and URO-902. Neither we, nor our suppliers or manufacturers have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

As our starting materials for vibegron are purchased outside of the U.S., a disruption in our ability to procure such materials may occur if exportation out of the countries where our third-party manufacturers are located is halted or delayed for a significant period of time due to COVID-19. Such a disruption could have a material adverse impact on our ability to timely manufacture sufficient product quantities for our expected future customer demand, if vibegron is approved. Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites, which may be adversely affected by the COVID-19 pandemic. We are currently conducting clinical trials for our product candidates in many countries. Many of these regions are currently being affected or may in the future be affected by the COVID-19 pandemic. For vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new subjects into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS and, for URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new subjects in our Phase 2a trial due to the COVID-19 pandemic. Subjects that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new subjects, we are re-opening the clinical trial sites in a stepwise manner to allow for screening of new patients. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience further disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

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

•

risk that participants enrolled in our clinical trials may acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial due to missed study visits and/or data, as well as adverse events due to the COVID-19 infection;

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

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for vibegron, if approved, due to the continuation or re-imposition of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in limiting our ability to hire a sales force prior to launch, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. If vibegron is approved, continuation of these government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings such as urologists’ offices and long-term care facilities may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively launch vibegron, if approved.

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

We currently believe that our existing cash, together with the proceeds of $43.0 million received in July 2020 pursuant to the Sumitomo Loan Agreement and the current remaining financing commitment available to us of $128.5 million from Sumitomo Dainippon Pharma, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong and changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and the impact of measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot be certain that additional capital when needed will be available on acceptable terms, or at all. If we are unable to raise additional capital, as needed, in sufficient amounts or on terms acceptable to us, or if the current remaining financing commitment of $128.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the first calendar quarter of 2021, including but not limited to actions such as reducing personnel-related costs, curtailment of our pre-commercial launch efforts, development activities and other discretionary expenditures that are within our control. Additionally, we may have to discontinue the development or commercialization of our current and any future product candidates, or potentially discontinue operations altogether. Attempting to secure additional capital, as needed, may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our Loan Agreement with Sumitomo Dainippon Pharma contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Pursuant to the Sumitomo Loan Agreement, we have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Sumitomo Dainippon Pharma. The Sumitomo Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	incur liens;
•	make investments;
•	dispose of any property;
•	make distributions, including dividends;
•	enter into certain transactions with affiliates of Sumitomo Dainippon Pharma;
•	consolidate or merge; and
•	alter the business of the Company.

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

Upon the occurrence of an event of default and following any cure periods (if applicable), a default interest rate of an additional 5.0% per annum may be applied to the outstanding principal balance, and Sumitomo Dainippon Pharma may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement.

If an event of default under the Sumitomo Loan Agreement were to occur and Sumitomo Dainippon Pharma declared all outstanding obligations immediately due and payable, we would be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, Sumitomo Dainippon Pharma would be able to take remedies permitted under the Sumitomo Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

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

It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. Pursuant to the Sumitomo Loan Agreement, if LIBOR becomes unavailable in the future, we and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. To the extent our interest rates increase as a result, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Following the closing of the Sumitomo Transaction, Sumitomo Dainippon Pharma has committed to discuss terms on which they can support our commercialization and operations. If we are unable to obtain the contemplated commercial and operational support from Sumitomo Dainippon Pharma on terms acceptable to us, our business could be adversely impacted.

Following the closing of the Sumitomo Transaction, Sumitomo Dainippon Pharma committed to discuss with us, in good faith, terms on which Sumitomo Dainippon Pharma can provide us access to their commercial infrastructure in the United States and operational support services, which may include access to certain distributors, managed care and back office support. In June 2020, we entered into the Market Access Services Agreement with Sunovion, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. Sunovion has agreed to provide certain market access services with respect to the distribution and sale of vibegron. Sunovion, because of its own business considerations, may be unable or unwilling to support our commercialization and operations pursuant to the Market Access Services Agreement and we may not be able to realize the benefits of Sunovion’s broader commercial network.

If we are unable to access Sunovion’s commercial infrastructure in the United States and obtain services that support our operations pursuant to the Market Access Services Agreement, we will have to find alternative means to support our operations and the commercialization of our product candidates.  Building the commercial infrastructure that we have access to pursuant to the Market Access Services Agreement in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of another third party could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  In addition, it may be difficult to find alternative service providers on terms acceptable to us. Any of these events could results in delays in the commercialization of our product candidates, which would adversely impact our business, results of operations and financial condition.

Finally, attempting to secure alternative service providers or access to commercial infrastructure if we or Sunovion is unable to perform under the Market Access Services Agreement for any reason may divert the time and attention of our management from our day-to-day operations and impair the development of our product candidates.

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

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. Under Article 50 of the 2009 Lisbon Treaty, the United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave under Article 50, unless the European Council (together with the United Kingdom) unanimously decides to extend this period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In January 2020, the European Council and the United Kingdom entered into a withdrawal agreement, which sets the terms of the withdrawal of the United Kingdom from the European Union. The United Kingdom and the European Union entered into a transition period of 11 months and, in June 2020, agreed to not extend the transition period beyond December 31, 2020. During this transition period, Brexit has involved a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the European Union. The transition agreement between the two parties means that the United Kingdom will abide by current regulatory and trading frameworks until December 31, 2020 pending the agreement of their future relationship.

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

Our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize therapies that are superior to other products in the market;
•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•	attract qualified scientific, product development and commercial personnel;
•	obtain patent or other proprietary protection for our technologies and product;
•	obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies;
•	successfully manufacture and commercialize our product candidates, if approved;
•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies.

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

We are in the process of developing the infrastructure for the sales, marketing, and distribution of vibegron, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization.

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidate in the United States, if approved, which may also include utilizing an established infrastructure of a third party. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. For example, if we recruit a sales force and establish marketing capabilities in anticipation of the commercial launch of our lead product candidate, vibegron, and such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, reform government program reimbursement methodologies for drugs, increase manufacturer rebates for certain drugs in Medicare Part D and provide Medicare Part D plans more control over formularies. At the federal level, the Trump administration’s recent budget proposals and executive orders propose additional drug price control measures that could be implemented through future rulemakings, pilot programs, or in future legislation, including, for example, measures to permit negotiations of prices under Medicare, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients.

Additionally , the President’s proposed executive orders could enable states to import certain drugs from Canada if deemed safe and effective and consistent with current law, could allow a pilot to test international reference pricing in Medicare Part B, and could prohibit the payment of rebates to Part D Plans, Medicaid Managed Care Plans, and pharmacy benefit managers and instead permit such rebates to be provided at the point of sale to patients. The Trump administration also released a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

In addition, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to supply us with sufficient product or secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If these facilities are unable to supply us with sufficient product or if FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

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

In addition, our common shares are held by a relatively small number of holders. Sumitovant owns approximately 74% of our outstanding common shares as of August 12, 2020. Moreover, our officers and directors have the right to acquire our common shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold.

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

As of August 12, 2020, Sumitovant controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of its directors is held by an individual, group or another company. In addition, Sumitovant has the right to designate two directors to our board of directors, each of whom have three votes on all matters presented to the board.  Together, the Sumitovant designated directors can control all matters presented to our board of directors for a vote. For so long as the Sumitovant designated directors control all such matters presented, we will be a “controlled company” and may elect not to comply with certain corporate governance requirements in accordance with the Nasdaq listing rules, including the requirements:

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

Sumitovant beneficially owns approximately 74% of the voting power of our outstanding common shares as of August 12, 2020. This majority ownership position, in combination with it acting as our primary lender, gives Sumitovant the ability to exert substantial influence and control over us and our operations. For example, Sumitovant and its lone shareholder, Sumitomo Dainippon Pharma, will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction.

Sumitovant and Sumitomo Dainippon Pharma’s ability to control such decisions is subject to the terms of the investor rights agreement we entered into with Sumitovant and Sumitomo Dainippon Pharma on December 27, 2019, or the Investor Rights Agreement.  The Investor Rights Agreement provides that for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of our outstanding voting power must be approved by the holders of a majority of our outstanding voting shares that are not beneficially owned by Sumitovant or its affiliates, or the Minority Shares.  In addition the audit committee of our board of directors, or the Audit Committee, must approve any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 76% of our outstanding voting power (if occurring prior to December 27, 2021) and any other related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and us, consistent with our existing related person transactions policy.

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

Pursuant to the Investor Rights Agreement, for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, the holders of a majority of our Minority Shares, must approve any of the following actions before they can be taken:

•	removal of any of our independent directors who comprise our Audit Committee;
•	removal of Mr. Pierre Legault as our lead independent director; and
•	any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of our outstanding voting power.

In addition, during the same period, the Investor Rights Agreement requires Sumitovant to vote its common shares in connection with the election of our independent directors in direct proportion to how the Minority Shares are voted.

As a result, any investor or group of investors who acquire a majority of our Minority Shares will have the right to control the election and terms of our independent directors and the approval of any transactions that would increase Sumitomo Dainippon Pharma’s beneficial ownership above 80%.  The interests of the holders of the majority of the Minority Shares may not always coincide with our corporate interests or the interests of our other shareholders, and such holder may exercise their voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. For example, such holders of a majority of the Minority Shares could refuse to approve a covered transaction with Sumitomo Dainippon Pharma, even if our board of directors and the Audit Committee has approved such transaction, or block the removal of an independent director serving on our Audit Committee, even if the remainder of our shareholders desire to remove such director.

If any investor or group of investors acquire a majority of our Minority Shares, our other shareholders may not have access to information about such investors beyond any information such investors would be required to file with the SEC.

Our organizational and ownership structure may create significant conflicts of interests.

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and holders of our Minority Shares, on the one hand, and Sumitovant and its sole shareholder, Sumitomo Dainippon Pharma, on the other hand. Certain of our directors have indirect equity interests in Sumitovant and, accordingly, their interests may be aligned with Sumitovant’s interests, which may not always coincide with our corporate interests or the interests of our other shareholders. Further, our other shareholders may not have access to such information regarding our directors’ equity interest in Sumitovant, Sumitomo Dainippon Pharma or their respective affiliates, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ equity interest in Sumitovant or Sumitomo Dainippon Pharma could impact the interests of those holders.

We are party to various related party agreements with Sumitovant and its affiliates, including the Sumitomo Loan Agreement, the Investor Rights Agreement, the Information Sharing Agreement, and the Market Access Services Agreement, and we may enter into other related party agreements with Sumitovant or its affiliates in the future. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the holders of our Minority Shares. Any material transaction between us and Sumitovant or its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. Because Sumitomo Dainippon Pharma beneficially owns more than 10% of the voting interests of RSL, Sumitomo Dainippon Pharma is considered a “principal owner” of RSL under applicable accounting standards. For so long as Sumitomo Dainippon Pharma maintains a 10% or more ownership stake in RSL, transactions between us and RSL will be deemed related party transactions.  The Investor Rights Agreement also requires that any related person transactions between us and Sumitomo Dainippon Pharma or its affiliates must be approved by the Audit Committee, consistent with our related person transactions policy, for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors.

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

The Sumitomo Transaction closed on December 27, 2019. Accordingly, Sumitovant now controls a majority of the voting power of our outstanding common shares. A number of factors could adversely affect our business or our stock price following the closing of the Sumitomo Transaction as we begin working with Sumitovant and undergo certain transitions following the closing, including:

•	Sumitovant now controls certain matters requiring our shareholders’ approval, including the election of non-independent directors and approval of transactions that are not related person transactions.
•	Sumitovant may implement changes to our business or take other corporate actions that our other shareholders may not view as beneficial.
•	The anticipated benefits of our affiliation with Sumitomo Dainippon Pharma may not occur or may occur in a less pronounced way than currently expected.
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
•

We are now party to the Sumitomo Loan Agreement, which restricts us from taking certain actions without the consent of Sumitomo Dainippon Pharma, thereby giving Sumitomo Dainippon Pharma and Sumitovant additional control over our business.

•

While Sumitomo Dainippon Pharma or Sumitovant also owns or is the majority shareholder of certain business service providers, we may not realize the benefits of this broader commercial network and may not enter into arrangements with these other providers.

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

As of June 30, 2020, there were an aggregate of 6,624,189 common shares subject to outstanding options, stock appreciation rights, and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, stock appreciation rights, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. We have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes $50.0 million of our common shares under our “at-the-market” equity offering program. As of August 12, 2020, we have not sold any common shares pursuant to this “at-the-market” equity offering program. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares, and the issuance of our common shares in an equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

We are required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish an annual report by management on, among other things, the effectiveness of our internal controls over financial reporting as of the end of our fiscal year. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act, or such time as we no longer qualify as a non-accelerated filer, whichever occurs later. At such time as we are required to obtain an auditor attestation of our internal control over financial reporting, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We are required to disclose significant changes made in our internal controls procedures on a quarterly basis.

We have completed the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluations needed to comply with Section 404. Our compliance with Section 404 has required us to incur substantial legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, but we have engaged consultants with appropriate public company experience and technical accounting knowledge to assist in compiling the system and process documentation necessary to perform the evaluations needed to comply with Section 404.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On April 2, 2020 and July 2, 2020, Sumitomo Dainippon Pharma funded an additional amount of $41.0 million and $43.0 million, respectively, to us under the Sumitomo Loan Agreement. As of August 12, 2020, $171.5 million was outstanding under the Sumitomo Loan Agreement and approximately $128.5 million remained available, which may be drawn down by us no more than once in any calendar quarter, subject to funding requests made by the Company in accordance with the Company’s Board approved operating budget. The loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024. See Note 4-Related-party long-term debt for additional information regarding loans under the Sumitomo Loan Agreement, including our obligations thereunder and the interest rate on loans under such agreement.

Item 6.Exhibits.

Exhibit Number	Description		Incorporated by Reference			Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Second Amended and Restated Bye-laws.	10-Q	001-38667	3.3	2/13/20

10.1*	Market Access Services Agreement, dated June 17, 2020, by and between the Company and Sunovion Pharmaceuticals Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
**

These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UROVANT SCIENCES LTD.

Date:	August 13, 2020	By:	/s/ James Robinson
James Robinson
Principal Executive Officer

Date:	August 13, 2020	By:	/s/ Ajay Bansal
Ajay Bansal
Principal Financial Officer