Form 10-Q
period 2020-09-30
Urovant Sciences Ltd.
filed 2020-11-02
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 31,659,870 common shares, $0.000037453 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	March 31, 2020
Assets		(Note 2)
Current assets:
Cash	$74,401	$51,414
Restricted cash	250	243
Prepaid expenses and other current assets	9,195	6,489
Due from Sumitovant Biopharma Ltd.	—	172
Total current assets	83,846	58,318
Property and equipment, net	1,492	1,210
Operating lease right-of-use assets	3,823	3,135
Restricted cash, net of current portion	2,198	623
Other assets	98	9
Total assets	$91,457	$63,295

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$493	$1,589
Accrued expenses	23,747	21,756
Due to Roivant Sciences Ltd.	—	31
Due to Sunovion Pharmaceuticals, Inc.	173	—
Current portion of share-based compensation liabilities	3,934	7,204
Current portion of operating lease liabilities	497	351
Total current liabilities	28,844	30,931
Share-based compensation liabilities, net of current portion	658	32
Related-party long-term debt	171,278	87,252
Operating lease liabilities, net of current portion	3,727	3,086
Total liabilities	204,507	121,301

Commitments and contingencies (Note 10)

Shareholders' deficit
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 31,576,916 and 30,635,258 issued and outstanding at September 30, 2020 and March 31, 2020, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive income	553	452
Additional paid-in capital	274,323	263,818
Accumulated deficit	(387,926)	(322,276)
Total shareholders' deficit	(113,050)	(58,006)
Total liabilities and shareholders' deficit	$91,457	$63,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$14,536	$17,796	$30,890	$39,810
General and administrative(1)	18,933	7,435	31,422	12,900
Total operating expenses	33,469	25,231	62,312	52,710
Other (expense) income:
Interest expense, net(2)	(1,464)	(581)	(2,907)	(1,094)
Loss on disposal of property and equipment	—	—	—	(236)
Other (expense) income, net	(308)	79	(426)	(111)
Loss before (benefit from) provision for income taxes	(35,241)	(25,733)	(65,645)	(54,151)
(Benefit from) provision for income taxes	(85)	8	5	75
Net loss	$(35,156)	$(25,741)	$(65,650)	$(54,226)
Net loss per common share—basic and diluted	$(1.12)	$(0.85)	$(2.12)	$(1.79)
Weighted average common shares outstanding—basic and diluted	31,251,351	30,355,874	30,979,833	30,340,603
(1)

Includes $587 of costs from Sunovion Pharmaceuticals, Inc. during the three and six months ended September 30, 2020 (see Note 5[D]). Also, includes $72 and $132 of costs allocated from Roivant Sciences Ltd. during the three and six months ended September 30, 2019, respectively.

(2)	Includes $1,479 and $2,935 of interest expense from related-party long-term debt with Sumitomo Dainippon Pharma Co., Ltd. during the three and six months ended September 30, 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(35,156)	$(25,741)	$(65,650)	$(54,226)
Other comprehensive income (loss):
Foreign currency translation adjustment	58	(92)	101	96
Total other comprehensive income (loss)	58	(92)	101	96
Comprehensive loss	$(35,098)	$(25,833)	$(65,549)	$(54,130)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands, except share data)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Income	Deficit
Balance at March 31, 2020	30,635,258	$1	$(1)	$263,818	$(322,276)	$452	$(58,006)
Share-based compensation expense	—	—	—	1,032	—	—	1,032
Exercise of stock options	231,799	—	—	1,205	—	—	1,205
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	988	—	—	988
Change in fair value of share-based compensation liabilities recorded to liabilities	—	—	—	(35)	—	—	(35)
Issuance of common shares pursuant to 2019 ESPP	39,541	—	—	331	—	—	331
Foreign currency translation adjustment	—	—	—	—	—	43	43
Net loss	—	—	—	—	(30,494)	—	(30,494)
Balance at June 30, 2020	30,906,598	1	(1)	267,339	(352,770)	495	(84,936)
Share-based compensation expense	—	—	—	1,824	—	—	1,824
Exercise of stock options	670,318	—	—	2,921	—	—	2,921
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	2,045	—	—	2,045
Change in fair value of share-based compensation liabilities recorded to additional paid-in capital	—	—	—	194	—	—	194
Foreign currency translation adjustment	—	—	—	—	—	58	58
Net loss	—	—	—	—	(35,156)	—	(35,156)
Balance at September 30, 2020	31,576,916	$1	$(1)	$274,323	$(387,926)	$553	$(113,050)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Income	Equity
Balance at March 31, 2019	30,322,911	$1	$(1)	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	188	188
Net loss	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	1	(1)	251,279	(204,016)	457	47,720
Capital contributions from RSI and RSG	—	—	—	60	—	—	60
Share-based compensation expense	—	—	—	1,221	—	—	1,221
Exercise of stock options	41,001	—	—	150	—	—	150
Warrants issued with long-term debt	—	—	—	438	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	(25,741)	—	(25,741)
Balance at September 30, 2019	30,381,433	$1	$(1)	$253,148	$(229,757)	$365	$23,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(65,650)	$(54,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	113
Share-based compensation expense	3,404	2,268
Amortization of debt discount and issuance costs	26	352
Non-cash operating lease cost	476	256
Loss on disposal of property and equipment	—	236
Unrealized foreign currency translation adjustment	101	96
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,706)	4,091
Other assets	(89)	72
Due from Sumitovant Biopharma Ltd.	172	—
Due to Roivant Sciences Ltd.	(31)	55
Due to Sunovion Pharmaceuticals, Inc.	173	—
Accounts payable	(1,096)	(358)
Accrued expenses	1,991	100
Operating lease liabilities	(377)	(23)
Net cash used in operating activities	(63,440)	(46,968)
Cash flows from investing activities:
Purchases of property and equipment	(448)	(589)
Cash used in investing activities	(448)	(589)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	—	190
Proceeds from exercise of stock options	4,126	220
Debt financing costs paid	—	(387)
Cash proceeds from debt financing	—	30,000
Cash proceeds from related-party debt financing	84,000	—
Proceeds from issuance of common shares pursuant to 2019 ESPP	331	—
Net cash provided by financing activities	88,457	30,023
Net change in cash and restricted cash	24,569	(17,534)
Cash and restricted cash—beginning of period	52,280	86,196
Cash and restricted cash—end of period	$76,849	$68,662
Non-cash investing and financing activities:
Warrants issued with long-term debt	$—	$438
Property and equipment included in due to Roivant Sciences Ltd.	$—	$63
Reclassification of share-based compensation liabilities to additional paid-in capital upon exercise of stock options	$3,033	$—
Change in fair value of share-based compensation liabilities recorded to additional paid-in capital	$159	$—
Supplemental disclosure of cash paid:
Income taxes	$80	$50
Interest	$2,904	$867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company” and, on an unconsolidated basis and excluding its subsidiaries, “USL”) is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product candidate, vibegron, is an oral, once-daily, small molecule beta-3 agonist. The Company is currently developing vibegron for the treatment of overactive bladder (“OAB”). The Company is also developing vibegron for the treatment of two additional potential indications: OAB in men with benign prostatic hyperplasia and abdominal pain due to irritable bowel syndrome. The Company’s second product candidate, URO-902, is a gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available U.S. Food and Drug Administration (“FDA”) approved gene therapy treatments for OAB. The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”). As of September 30, 2020, the Company has the following wholly owned subsidiaries (1) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales, (2) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland, (3) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America, (4) Urovant Treasury Holdings, Inc. (“UTH”), a Delaware corporation based in the United States of America, and (5) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

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

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, acquiring its product candidates, vibegron and URO-902, advancing vibegron into clinical development, and preparing for commercialization. Vibegron was licensed from Merck Sharp & Dohme Corp. (“Merck”), a subsidiary of Merck & Co., in February 2017. URO-902 was licensed from Ion Channel Innovations, LLC (“ICI”) in August 2018. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

[B] Liquidity:

The Company has historically been capitalized with funding from its initial public offering, which was completed in October 2018, debt financings, and, prior to its initial public offering, capital contributions from its former parent company, RSL.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Since inception, the Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development of, obtains regulatory approval for, and commercializes one of its product candidates. At September 30, 2020, the Company reported cash of $74.4 million and a shareholders’ deficit of $113.1 million. The Company currently believes its existing cash, together with the draw down under the Sumitomo Loan Agreement (as defined below) of $38.0 million in November 2020 and the remaining financing commitment from Sumitomo Dainippon Pharma of $90.5 million, which is available to the Company based on funding requests made in accordance with the operating budget approved by the Company’s Board of Directors (the “Board”) (see Notes 4 and 12), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to the timing of regulatory approval and the subsequent launch of vibegron for OAB and the Company’s ability to manage the amount and timing of its spend. The Company’s available capital may also be consumed faster than anticipated due to other events, including the length and severity of the global novel coronavirus (“COVID-19”) pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of its development activities and the impact of commercialization efforts due to the COVID-19 pandemic. The Company will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, such as potential collaboration, license or development agreements. However, given the impact of COVID-19 on the U.S. and global financial markets and any limitations on future financing arrangements pursuant to the terms of the Sumitomo Loan Agreement, as well as Sumitomo Dainippon Pharma’s ability to exert substantial influence and control over the Company due to Sumitomo Dainippon Pharma’s majority ownership of the Company’s outstanding common shares, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of any additional equity or convertible debt securities may dilute existing shareholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the Company’s existing common shareholders.

The Company’s agreement with Sumitomo Dainippon Pharma involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, incurring capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, as needed, in sufficient amounts or on terms acceptable to the Company, or if the remaining financing commitment of $90.5 million under the Sumitomo Loan Agreement is no longer available to the Company despite future funding requests made in accordance with its Board approved operating budget, the Company may have to significantly delay or scale back its operations to reduce working capital requirements beginning in the second calendar quarter of 2021 and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. In addition, the Company will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to, actions such as reduced personnel-related costs, curtailment of the Company’s commercial launch efforts for vibegron, if approved, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal years 2020 and 2021.

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

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 and the condensed consolidated statements of shareholders’ (deficit) equity for the three and six months ended September 30, 2020 and 2019 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements, as certain footnotes or other financial information that are required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 19, 2020.

The condensed consolidated balance sheet as of March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and six months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future period.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through November 2, 2020, the date of issuance of this Quarterly Report on Form 10-Q, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 outbreak. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of November 2, 2020.

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

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit connected to its office leases (see Note 11) and its fleet rental program. Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letters of credit.

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	September 30, 2020	March 31, 2020
Cash	$74,401	$51,414
Restricted cash	2,448	866
Cash and restricted cash	$76,849	$52,280

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

The Company’s financial instruments consist of cash, restricted cash, accounts payable, accrued expenses, amounts due to and from RSL, Sumitovant and Sunovion Pharmaceuticals, Inc., a wholly owned subsidiary of Sumitomo Dainippon Pharma (“Sunovion”), share-based compensation liabilities, and debt obligations. The carrying value of the Company’s debt obligations approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. The share-based compensation liabilities are remeasured at fair value on a recurring basis and are included in Level 3 of the fair value hierarchy. The remaining financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

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

The stock options liability is marked-to-market each reporting period with the change in fair value recorded as share-based compensation expense on the Company’s condensed consolidated statements of operations until the stock options are exercised and are sold to Sumitovant or to the market, or until the former Principal Executive Officer has held the exercised and unsold shares for a period of at least six months. The fair value of the stock options liability is determined at each reporting period by utilizing the Black-Scholes option-pricing model.

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

At September 30, 2020 and 2019, potentially dilutive securities were as follows:

	September 30,
	2020	2019
Options	3,841,933	4,169,654
Restricted stock units (unvested)	1,870,228	15,000
Stock appreciation rights	845,732	—
Employee stock purchase plan	20,396	—
Warrants	99,777	99,777
Total	6,678,066	4,284,431

[G] Recently issued accounting pronouncements:

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. As of September 30, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures when its contract impacted by reference rate reform is modified.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

Note 3—Accrued expenses

Accrued expenses at September 30, 2020 and March 31, 2020 consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Research and development expenses	$14,451	$13,728
Compensation-related expenses	5,650	6,296
Professional services expenses	207	433
Other general and administrative expenses	3,439	1,299
Total accrued expenses	$23,747	$21,756

Note 4—Related-party long-term debt

On December 27, 2019, the Company entered into a $300 million unsecured revolving debt facility with Sumitomo Dainippon Pharma (the “Sumitomo Loan Agreement”). Sumitomo Dainippon Pharma funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. During the six months ended September 30, 2020, Sumitomo Dainippon Pharma funded an amount of $84.0 million. In addition, in November 2020, Sumitomo Dainippon Pharma funded an additional amount of $38.0 million (see Note 12[A]). Additional funds may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to funding requests by the Company that are made are in accordance with the Company’s Board approved operating budget.

Loans under the Sumitomo Loan Agreement (“Loans”) bear a variable interest rate per annum equal to LIBOR plus a margin of 3% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, the Company and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, a margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The interest rate on the Loans was 3.31% at September 30, 2020. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

The Company’s obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of the Company’s direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings.

The Sumitomo Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Sumitomo Dainippon Pharma may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Sumitomo Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants pursuant to the Sumitomo Loan Agreement as of September 30, 2020.

The Company incurred financing costs of $0.3 million relating to the Sumitomo Loan Agreement which are recorded as an offset to related-party long-term debt on the Company’s condensed consolidated balance sheets. The deferred financing costs are being amortized over the term of the debt using the effective interest method, and are included in interest expense in the Company’s condensed consolidated statements of operations.

Outstanding debt obligations to Sumitomo Dainippon Pharma are as follows (in thousands):

	September 30, 2020	March 31, 2020
Principal amount	$171,500	$87,500
Less: unamortized debt issuance costs	(222)	(248)
Loan payable less unamortized debt issuance costs	171,278	87,252
Less: current maturities	—	—
Long-term debt, net of unamortized debt issuance costs	$171,278	$87,252

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

Pursuant to the Investor Rights Agreement, the Company also agreed that so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, the Company will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of the Company’s securities to ensure that Sumitomo Dainippon Pharma’s beneficial ownership percentage does not decline as a result of such issuance. No amounts have been paid or received under the Investor Rights Agreement; however, the Company believes the Investor Rights Agreement is material to its business and operations.

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

In addition, the Sumitovant Information Sharing Agreement requires the Company to give Sumitovant’s auditors access to the Company’s auditors and its books and records to facilitate the completion of Sumitovant’s own internal audit and their review of the Company’s financial statements and internal accounting controls and operations.  The Company also agreed to provide Sumitovant any documents or materials relating to its business and access to its senior management to discuss any matters, in each case, as Sumitovant may reasonably request.  To the extent the Company provides Sumitovant any information in response to such a request, Sumitovant may not (i) disclose such information to certain of its affiliates or (ii) use such information in a manner it deems, in good faith, to be detrimental to the Company or its shareholders.  In addition, both parties agreed to hold any information they receive from the other party in the strictest confidence, subject to customary exceptions for information that becomes public, that has been independently developed, or that is otherwise received on a non-confidential basis from a third party.

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

No amounts have been paid or received under the Sumitovant Information Sharing Agreement; however, the Company believes the Sumitovant Information Sharing Agreement is material to its business and operations.

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

As consideration for the services, USG will pay Sunovion an agreed-upon monthly service charge for each of the first two years of the agreement term.  After the second year of the agreement term, the monthly service charges will be subject to good faith negotiations between the parties.  In addition, USG also agreed to (i) reimburse Sunovion for any pass-through expenses it incurs while providing the services and (ii) establish an escrow fund for use by Sunovion when managing any rebates, chargebacks and similar fees.

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

During the three and six months ended September 30, 2020, the Company incurred $0.6 million pursuant to the Market Access Services Agreement, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2020, the Company’s outstanding obligation pursuant to the Market Access Services Agreement is $0.2 million.

[E] Co-promotion agreement – Sunovion:

See Note 12[B] for information regarding the co-promotion agreement entered into between the Company and Sunovion in October 2020.

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

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 0.24% and (0.03)%, respectively. The Company’s effective tax rate for the six months ended September 30, 2020 and 2019 was (0.01)% and (0.14)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7—Shareholders’ deficit

At-the-market equity offering program:

In November 2019, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) to sell its common shares having an aggregate offering price of up to $50 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as the Company’s agent. As of September 30, 2020, the Company has not sold any common shares under its “at-the-market” equity offering program.

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

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan automatically increases on November 1 of each year, commencing on November 1, 2018 and ending on November 1, 2028, in an amount equal to 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Company’s Board prior to any such increase date. On November 1, 2020, the number of common shares authorized for issuance increased automatically by 1,266,394 shares in accordance with the evergreen provision of the 2017 Plan.  Previous increases in the number of common shares authorized for issuance in accordance with the evergreen provision of the 2017 Plan totaled 2,428,173 shares.

At September 30, 2020, a total of 1,572,063 common shares were available for future issuance under the 2017 Plan.

2019 Employee Stock Purchase Plan:

In July 2019, the Company’s Board adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). In September 2019, the Company’s shareholders approved the 2019 ESPP. A total of 450,000 common shares are authorized for issuance under the 2019 ESPP. Pursuant to the “evergreen” provision contained in the 2019 ESPP, the number of common shares reserved for issuance under the 2019 ESPP automatically increases on November 1 of each year, commencing on November 1, 2020 and ending on November 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of the Company’s common shares outstanding on March 31st of the preceding calendar year, and (ii) 600,000 common shares. The Company’s Board may approve an increase of a lesser number of common shares prior to any such increase date. On November 1, 2020, the number of common shares authorized for issuance increased automatically by 306,352 shares in accordance with the evergreen provision of the 2019 ESPP.

The 2019 ESPP permits eligible employees to purchase common shares at a discount through payroll deductions during defined six-month consecutive offering periods beginning on January 1st. The price at which the shares are purchased is equal to the lower of (i) 85% of the fair market value of the common shares on the first day of the offering or (ii) 85% of the fair market value of the common shares on the purchase date. A participant may purchase a maximum of 60,000 common shares during each offering period, not to exceed $25,000 worth of common shares on the offering date during each calendar year, and the maximum number of common shares that can be purchased by all participants during each offering period is 150,000 shares. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of the 2019 ESPP share-based compensation expense to be recognized during each offering period. The weighted-average grant date fair value per share for the offering period during the three and six months ended September 30, 2020 using the Black-Scholes option-pricing model was $3.91 and $4.53, respectively.

During the six months ended September 30, 2020, 39,541 common shares were issued pursuant to the 2019 ESPP for total proceeds of $0.3 million and, as of September 30, 2020, 410,459 shares remain available for future issuance under the 2019 ESPP. There were no common shares issued pursuant to the 2019 ESPP during the three months ended September 30, 2020. At September 30, 2020 and March 31, 2020, the Company had an outstanding liability of $0.2 million, which is included in accrued expenses in the condensed consolidated balance sheets.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.28% - 0.39%	1.39% - 1.92%	0.28% - 0.56%	1.39% - 2.33%
Expected term, in years	5.50 - 6.11	5.50 - 6.11	5.50 - 6.11	5.50 - 6.11
Expected volatility	76.5% - 77.1%	62.7% - 63.7%	76.5% - 78.4%	62.7% - 65.1%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through September 30, 2020 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2020	4,134,100	$6.85	$4.24	8.38
Granted	614,700	$9.72	$6.44
Forfeited	(4,750)	$13.65	$8.61
Exercised	(902,117)	$4.57	$2.89
Options outstanding at September 30, 2020	3,841,933	$7.83	$5.01	8.29	$7,593
Options exercisable at September 30, 2020	2,968,433	$7.18	$4.62	7.92	$7,447

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at September 30, 2020. At September 30, 2020, there were 2,968,433 vested or exercisable options outstanding. During the three and six months ended September 30, 2020, the Company granted options to purchase 248,706 and 614,700 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price and grant date fair value per share of $9.22 and $6.04 and $9.72 and $6.44, respectively, under the 2017 Plan.  The aggregate intrinsic value of options exercised to purchase 670,318 and 902,117 common shares, respectively, during the three and six months ended September 30, 2020 was $3.2 million and $4.4 million, respectively.

During the year ended March 31, 2020, in connection with the resignation of the Company’s former Principal Executive Officer, fully-vested stock options to purchase 1,416,166 common shares with a weighted-average exercise price of $5.59 per share held by the former Principal Executive Officer were reclassified from equity to liabilities following the modification of the stock options to include a share repurchase feature (see Note 9). The share repurchase feature is in the form of a right of first refusal for Sumitovant to purchase up to 1,416,666 shares underlying the stock options upon exercise by the former Principal Executive Officer. The stock options remain exercisable through October 1, 2021. No shares issued upon exercise of stock options by the former Principal Executive Officer during the three and six months ended September 30, 2020 were purchased by Sumitovant.

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

In March 2020, a total of 845,732 SARs were granted under the 2017 Plan to the Company’s Principal Executive Officer pursuant to his employment agreement. The SARs vest as to 25% on the one-year anniversary of the grant date with the remaining SARs vesting in 12 equal quarterly installments thereafter, subject to the Principal Executive Officer providing continuous service to the Company through each such vesting date. The SARs can be settled in shares or cash upon exercise, at the sole discretion of the Company’s Board. Due to the current presumption that the SARs will be settled in cash upon exercise, the SARs have been classified as a liability instrument requiring the Company to remeasure the SARs at each reporting period until exercise (see Note 9). The estimated fair value of the SARs granted was $5.0 million and $5.2 million, respectively, at September 30, 2020 and March 31, 2020.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2020	751,927	$13.84
Granted	1,332,061	$9.08
Forfeited	(213,760)	$14.14
Unvested balance at September 30, 2020	1,870,228	$10.42

The fair value of the RSUs is estimated at the grant date using the Company’s common share price. During the three and six months ended September 30, 2020, the Company granted RSUs totaling 374,146 and 1,332,061, respectively, to certain employees and directors of the Company. The weighted average grant-date fair value of RSUs granted during the three and six months ended September 30, 2020 was $8.98 and $9.08 per unit, respectively.

Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation recognized as:
Research and development	$419	$257	$788	$522
General and administrative	947	964	2,616	1,746
	$1,366	$1,221	$3,404	$2,268

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

Total unrecognized share-based compensation expense was approximately $26.1 million at September 30, 2020 and is expected to be recognized over a weighted-average period of 3.41 years.

Note 9—Fair value measurements

As of September 30, 2020 and March 31, 2020, the liabilities measured at fair value on a recurring basis consisted of certain liability classified stock options and SARs (see Note 8), which are included in share-based compensation liabilities in the accompanying condensed consolidated balance sheets. There were no assets measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020. The following represents the fair value using the hierarchy described in Note 2[E] for the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020 (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$3,934	$3,934
Share-based compensation liability - SARs	—	—	658	658
Total liabilities	$—	$—	$4,592	$4,592

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$7,204	$7,204
Share-based compensation liability - SARs	—	—	32	32
Total liabilities	$—	$—	$7,236	$7,236

The fair value of the stock options liability as of September 30, 2020 was calculated using the following significant unobservable inputs:

Input	September 30, 2020
Risk-free interest rate	0.12%
Expected dividend yield	—%
Expected term, in years	1.00
Expected volatility	79.2%
Exercise price (per share)	$3.86 - $14.00
Share price (per share)	$9.34
Number of stock options valued	882,521

The fair value of the SARs liability as of September 30, 2020 was calculated using the following significant unobservable inputs:

Input	September 30, 2020
Risk-free interest rate	0.65%
Expected dividend yield	—%
Expected term, in years	9.48
Expected volatility	76.5%
Post-vesting cancellation rate	4.8%
Exercise ratio	2.8
Exercise price (per share)	$9.16
Share price (per share)	$9.34
Number of SARs granted	845,732

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the share-based compensation liabilities for the six months ended September 30, 2020 (in thousands):

	Stock Options	SARs
Balance at March 31, 2020	$7,204	$32
Additions	—	—
Change in fair value	(237)	626
Settlements	(3,033)	—
Balance at September 30, 2020	$3,934	$658

Note 10—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement, the enzyme supply agreement with Codexis, Inc. and the information sharing collaboration agreement with Kyorin Pharmaceutical Co., Ltd. In October 2020, the Company entered into a co-promotion agreement with Sunovion (see Note 12[B] for more details on the commitments required by the co-promotion agreement).

In addition, the Company has entered into services agreements with third parties for pharmaceutical research and development and manufacturing activities. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates and its manufacturing of future commercial supply for vibegron. Subject to required notice periods, a nominal early termination fee, in certain cases, and the Company’s remaining obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops.

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

During the three and six months ended September 30, 2020, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 19, 2020.

Note 11—Leases

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet.   The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through fifth months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as noncurrent restricted cash as of September 30, 2020 and March 31, 2020. The remaining lease term is 5.7 years at September 30, 2020 and the estimated incremental borrowing rate applied is 12.4%.

In April 2020, the Company entered into an amendment to its Irvine facility operating lease to add approximately 6,865 square feet of office space for a total of approximately 28,354 square feet. The lease term and option to extend the lease term for the additional office space is concurrent with the existing operating lease and expires in May 2026. Subject to rent abatement for the first through fifth months of the additional leased office space, the Company will be required to pay $17,918 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. In accordance with ASC 842, Leases, the Company determined the operating lease for the additional office space to be a separate lease and not an amendment of the original lease terms of the Irvine facility. The lease commenced in May 2020 and the Company recognized an operating lease right-of-use asset of $0.9 million and an operating lease liability of $0.9 million. The remaining lease term was 5.7 years at September 30, 2020 and the estimated incremental borrowing rate applied was 11.6%.

In June 2019, the Company entered into a sublease agreement with a related party, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company is required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019 and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as noncurrent restricted cash as of September 30, 2020 and March 31, 2020. The remaining lease term is 4.8 years at September 30, 2020 and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2020	March 31, 2020
Operating lease right-of-use assets	$3,823	$3,135

Operating lease liabilities, current portion	$497	$351
Operating lease liabilities, long-term portion	3,727	3,086
Total lease liabilities	$4,224	$3,437

Weighted average remaining lease term (years)	5.6 years	6.1 years
Weighted average discount rate	12.2%	12.4%

Supplemental cash flow information for the six months ended September 30, 2020 and 2019 related to operating leases as follows (in thousands):

	September 30,
	2020	2019
Cash paid within cash flows used in operations	$377	$23
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$910	$3,414
Amortization of operating lease right-of-use assets	$222	$113

The undiscounted future lease payments under the lease liabilities as of September 30, 2020 were as follows (in thousands):

Years Ending March 31,	Lease Payments
Remainder of 2021	$488
2022	1,001
2023	1,031
2024	1,061
2025	1,094
Thereafter	1,233
Total lease payments	5,908
Less: imputed interest	(1,684)
Total lease liabilities	$4,224

Operating lease costs for the three and six months ended September 30, 2020 and 2019 were $0.3 million and $0.5 million and $0.2 million $0.3 million, respectively. Short-term and variable lease costs were not material for the three and six months ended September 30, 2020 and 2019.

Note 12—Subsequent events

[A] Sumitomo loan agreement funding

In November 2020, the Company received gross proceeds of $38.0 million pursuant to a draw under the Sumitomo Loan Agreement (see Note 4). Subsequent to this draw, $209.5 million was outstanding under the Sumitomo Loan Agreement and $90.5 million of borrowing capacity remained available to the Company, which amount may be drawn down by the Company, upon request, no more than once in any calendar quarter, subject to funding requests by the Company that are made in accordance with the Company’s Board approved operating budget.

[B] Sunovion co-promotion agreement

On October 6, 2020, USG entered into a Co-Promotion Agreement (the “Co-Promotion Agreement”) with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of vibegron to primary care physicians in the United States, including all of its territories and possessions (the “Territory”), for the period commencing upon the regulatory approval of vibegron and ending on March 31, 2026 (the “Co‑Promotion Period”).

Sunovion has agreed, among other things, to use its commercially reasonable efforts to co-promote vibegron to primary care physicians in the Territory during the Co-Promotion Period.  Sunovion has also agreed that during the term of the Co-Promotion Agreement it will not directly or indirectly promote, co-promote, detail, market or commercialize any other products with an indication for overactive bladder, and will cause its affiliates to refrain from the same.

In addition, the Company has agreed, among other things to: (i) use its commercially reasonable efforts to co-promote, manufacture, and otherwise commercialize vibegron in the Territory; (ii) prepare all materials that will be used to promote and market vibegron, subject to review and approval of the parties; (iii) develop and provide to Sunovion all materials necessary to train Sunovion’s sales representatives and managers; and (iv) remain responsible for all regulatory obligations related to vibegron.

During the Co-Promotion Period, the Company and Sunovion will incur expenses related to the co-promotion of vibegron to primary care physicians in accordance with a budget that the parties will develop, review and approve annually.  Sunovion has agreed that for the period commencing upon the regulatory approval of vibegron and ending on March 31, 2023 (the “Initial Co‑Promotion Period”), it will incur at least $60 million of co-promotion expenses, which amount may be increased upon agreement of the parties (the “Initial Threshold”).  After Sunovion reaches the Initial Threshold in expenses for the Initial Co-Promotion Period, the Company shall be responsible for all co-promotion expenses incurred thereafter.

As consideration for the co-promotion activities, starting on April 1, 2023, USG will pay Sunovion certain percentages of the net sales of vibegron in the Territory on a quarterly basis until the amounts paid reach a certain payment threshold that will be calculated based on the amount expended by Sunovion under the Initial Threshold (the “Payout Threshold”).  USG will pay Sunovion these certain percentages of the net sales of vibegron until Sunovion has received fees totaling $108 million, plus any expenses that Sunovion incurs in excess of $60 million through the Co-Promotion Period.

In addition to the foregoing, the Co-Promotion Agreement also contains customary representations and warranties by the parties and customary provisions related to dispute resolution, confidentiality, indemnification and insurance.  The term of the Co-Promotion Agreement will expire upon the later of (i) the end of the Co-Promotion Period or (ii) when the payments received by Sunovion reach the Payout Threshold. However, either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control.  USG may also terminate the Co-Promotion Agreement for any reason or no reason at all upon six months prior notice to Sunovion.

[C] Inducement incentive plan

On October 15, 2020, the independent directors of the Compensation Committee of the Company’s Board of Directors adopted the Inducement Incentive Plan (“Inducement Plan”) pursuant to which the Company may grant nonstatutory options to purchase common shares, restricted share awards, restricted share unit awards, share appreciation rights, performance share awards, cash awards, and other forms of share compensation as an inducement to individuals to join the Company. The Inducement Plan, as adopted, allows the Company to deliver up to 600,000 shares (the “Share Limit”) of its common stock to eligible persons, as defined in the Inducement Plan. As of November 2, 2020, no awards have been granted pursuant to the Inducement Plan.

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

URO-902

In December 2019, we enrolled our first patient in the placebo-controlled, randomized, multicenter proof-of-concept Phase 2a clinical trial to evaluate the safety and efficacy of URO-902 for the treatment of OAB in 78 female patients who have not responded to oral pharmacological therapies. The Phase 2a trial is expected to enroll patients in two cohorts: the first cohort will receive either a single administration of 24 mg of URO-902 (24,000 µg) or matching placebo, and the second cohort will receive 48 mg of URO-902 (48,000 µg) or matching placebo into the bladder wall. An unblinded review of safety data via an independent Data Safety Monitoring Board will be performed after all patients in the first cohort reach week 6. Study treatment for the second cohort will begin only after the Data Safety Monitoring Board has agreed that we can proceed with the second cohort. Patients will be followed for up to 48 weeks after initial administration. The key efficacy endpoints for this Phase 2a clinical trial include reductions per day in micturitions, urgency episodes and UUI episodes. In addition, our design of the Phase 2a clinical trial considers the safety data and preliminary efficacy data available from the two Phase 1b clinical trials in OAB conducted by ICI. We expect to receive the week 12 primary efficacy and safety top-line data from both cohorts in the Phase 2a clinical trial in the second half of 2021 and full trial data after the completion of the 48-week post-treatment period in 2022.

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

The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance.  The initial term of the Market Access Services Agreement is three years.  Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent to terminate the agreement at least nine (9) months prior to the expiration of the applicable term.  Either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control. Finally, USG may also terminate the Market Access Services Agreement if Sunovion fails to satisfy certain market access milestones or upon payment of a break-up fee. During the three and six months ended September 30, 2020, the Company incurred $0.6 million pursuant to this agreement.

Co-Promotion Agreement

On October 6, 2020, USG entered into a Co-Promotion Agreement, or the Co-Promotion Agreement, with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of vibegron to primary care physicians in the United States, including all of its territories and possessions, or the Territory, for the period commencing upon the regulatory approval of vibegron and ending on March 31, 2026, or the Co‑Promotion Period.

Sunovion has agreed, among other things, to use its commercially reasonable efforts to co-promote vibegron to primary care physicians in the Territory during the Co-Promotion Period.  Sunovion has also agreed that during the term of the Co-Promotion Agreement it will not directly or indirectly promote, co-promote, detail, market or commercialize any other products with an indication for overactive bladder, and will cause its affiliates to refrain from the same.

In addition, we have agreed, among other things to: (i) use our commercially reasonable efforts to co-promote, manufacture, and otherwise commercialize vibegron in the Territory; (ii) prepare all materials that will be used to promote and market vibegron, subject to review and approval of the parties; (iii) develop and provide to Sunovion all materials necessary to train Sunovion’s sales representatives and managers; and (iv) remain responsible for all regulatory obligations related to vibegron.

During the Co-Promotion Period, we and Sunovion will incur expenses related to co-promotion of vibegron to primary care physicians in accordance with a budget that the parties will develop, review and approve annually.  Sunovion has agreed that for the period commencing upon the regulatory approval of vibegron and ending on March 31, 2023, or the Initial Co‑Promotion Period, it will incur at least $60 million of co-promotion expenses, which amount may be increased upon agreement of the parties, or the Initial Threshold.  After Sunovion reaches the Initial Threshold in expenses for the Initial Co-Promotion Period, we shall be responsible for all co-promotion expenses incurred thereafter.

As consideration for the co-promotion activities, starting on April 1, 2023, USG will pay Sunovion certain percentages of the net sales of vibegron in the Territory on a quarterly basis until the amounts paid reach a certain payment threshold that will be calculated based on the amount expended by Sunovion under the Initial Threshold, or the Payout Threshold.  USG will pay Sunovion these certain percentages of the net sales of vibegron until Sunovion has received fees totaling $108 million, plus any expenses that Sunovion incurs in excess of $60 million through the Co-Promotion Period.

In addition to the foregoing, the Co-Promotion Agreement also contains customary representations and warranties by the parties and customary provisions related to dispute resolution, confidentiality, indemnification and insurance.  The term of the Co-Promotion Agreement will expire upon the later of (i) the end of the Co-Promotion Period or (ii) when the payments received by Sunovion reach the Payout Threshold. However, either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control. USG may also terminate the Co-Promotion Agreement for any reason or no reason at all upon six months prior notice to Sunovion.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized the novel COVID-19 as a pandemic, and it has spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines and causing some businesses to suspend operations. Although many stay-at-home orders have been lifted, the impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. To date, our operations have not been significantly impacted by the COVID-19 pandemic other than, for vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new patients into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS. For URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new patients in our Phase 2a trial due to the COVID-19 pandemic. Patients that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new patients for both vibegron and URO-902, we are re-opening the clinical trial sites in a stepwise manner to allow for screening of new patients. The stepwise manner in which we are re-opening our sites is continuing and the majority of our sites have been re-opened. To date, these events have not had a material adverse impact on our clinical trial plans and timelines. However, we continue to evaluate the impact COVID-19 may have on the full re-opening of our sites, as well as our clinical trial plans and timelines.

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

Further, the COVID-19 pandemic may negatively affect our supply chain, our ability to obtain approval of vibegron from the FDA and our pre-launch commercial readiness activities. We rely exclusively on third-party manufacturers to manufacture vibegron and URO-902 and our key third-party suppliers and manufacturers have been able to broadly maintain operations. To date, we have not experienced any significant disruption in our current supply chain for our clinical trials and as we prepare for the commercial launch of vibegron, if approved, or any negative impact or delay in our pre-launch commercial readiness activities or timelines as a result of COVID-19. While we currently do not anticipate any interruptions in our manufacturing process or our pre-launch commercial readiness activities, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to supply and/or manufacture our products and our ability to conduct our pre-launch commercial readiness activities.

Our clinical trials may also be affected in the future by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to prioritization of healthcare resources toward the COVID-19 pandemic. The COVID-19 pandemic may delay enrollment in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. We had a temporary halt in screening of new patients as described above and we are monitoring the effects of the COVID-19 pandemic on our clinical trials. In addition, we are continuing to evaluate the impact the COVID-19 pandemic may have on our clinical development timelines and the future enrollment of patients in our Phase 3 COURAGE trial for vibegron and Phase 2a clinical trial for URO-902.

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

Financial History

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to develop our product candidates and continue to prepare for potential future regulatory approvals and commercialization of vibegron. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development of, obtain regulatory approval for, and commercialize at least one of our product candidates.

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

Financial Operations Overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception. If we are able to successfully develop, receive regulatory approval for and commercialize vibegron, URO-902 or any future product candidate alone or in collaboration with third parties, we may generate revenue from vibegron, URO-902 or any such future product candidate. In particular, if our NDA for vibegron for the treatment of OAB is approved by the FDA on or around our PDUFA goal date of December 26, 2020, we expect to begin to recognize product revenues after our initial product launch.

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

The duration, costs and timing of clinical trials of our current and future product candidates will depend on a variety of factors that include, but are not limited to: the number of trials required for approval; the per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required to enroll eligible patients; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical trial material; the efficacy and safety profile of the product candidate; and any impact as a result of the COVID-19 pandemic. For example, beginning in mid-March 2020, we temporarily halted the screening of new patients for six weeks in all our ongoing clinical trials due to the COVID-19 pandemic. The temporary halt in screening resulted in lower clinical trial expenses than expected during the six months ended September 30, 2020. However, we currently expect our clinical trial expenses during the remainder of the fiscal year ending March 31, 2021 to increase for our Phase 3 COURAGE trial and Phase 2a trial for URO-902 as screening resumed for both studies in May 2020.

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

Our general and administrative expenses to date have increased primarily to support our organizational growth, commercial readiness costs which includes establishing certain sales, marketing, and commercialization functions in advance of potential future regulatory approvals, and costs of continuing to operate as a public company. We anticipate our general and administrative expenses to continue to increase in the future as we prepare for the potential commercial launch of our product candidates, if approved by the FDA or other regulatory agencies.

If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a salesforce function, funding commercial activities, and the potential future payment obligations pursuant to the Co-Promotion Agreement, which are expected to begin in April 2023. These increases will likely include increased costs related to the hiring of additional personnel, sales and marketing costs, and general overhead. Additionally, these anticipated expenditures include costs associated with being a public company, such as services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance costs, and investor relations costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Operating expenses:
Research and development	$14,536	$17,796
General and administrative	18,933	7,435
Total operating expenses	33,469	25,231
Other (expense) income:
Interest expense, net	(1,464)	(581)
Other (expense) income, net	(308)	79
Loss before (benefit from) provision for income taxes	(35,241)	(25,733)
(Benefit from) provision for income taxes	(85)	8
Net loss	$(35,156)	$(25,741)

Research and Development Expenses

For the three months ended September 30, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,
	2020	2019
Program-specific costs:
Vibegron	$8,984	$14,824
URO-902	1,928	649

Unallocated costs:
Share-based compensation	419	257
Personnel expenses	2,885	1,475
Other expense	320	591
Total research and development expenses	$14,536	$17,796

Research and development expenses decreased by $3.3 million, to $14.5 million, for the three months ended September 30, 2020 compared to $17.8 million for the three months ended September 30, 2019. The decrease in research and development expenses was primarily attributed to the following:

•

a decrease of $6.8 million in CRO costs primarily due to the completion of the double-blind extension of our Phase 3 EMPOWUR study in the prior fiscal year and the completion of enrollment in our Phase 2a trial for vibegron for the treatment of abdominal pain due to IBS in June 2020; and

•	a decrease of $0.3 million in other unallocated research and development costs.

These decreased expenses were partially offset by increases primarily attributed to the following:

•

an increase of $2.0 million in chemistry, manufacturing and controls costs as a result of sourcing materials and the manufacturing of validation batches of vibegron, as well as the manufacturing of drug substance for future clinical supply of URO-902;

•	an increase of $1.6 million in personnel-related costs, including share-based compensation, due to increased headcount; and
•	an increase of $0.2 million in other program-specific third-party research and development costs to support the continuation of our clinical programs.

General and Administrative Expenses

General and administrative expenses increased by $11.5 million, to $18.9 million, for the three months ended September 30, 2020 compared to $7.4 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $5.4 million in commercial readiness costs;
•	an increase of $4.9 million in personnel-related costs due to increased headcount to support our organizational growth as we continue to prepare for our commercial launch of vibegron, if approved;
•	an increase of $0.7 million in legal and other professional and consulting fees; and
•

an increase of $0.5 million in general overhead and corporate expenses due to increased costs associated with operating as a public company, such as director and officer insurance premiums and larger office facilities to accommodate our increased headcount.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2020 consists of interest expense related to the Sumitomo Loan Agreement, as well as the associated non-cash amortization of debt issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net for the three months ended September 30, 2019 includes the interest expense related to our prior loan agreement with Hercules, which was terminated in January 2020. Interest expense, net, increased by $0.9 million, to $1.5 million, for the three months ended September 30, 2020 compared to $0.6 million for the three months ended September 30, 2019 primarily due to the Company entering into the Sumitomo Loan Agreement in December 2019.

Comparison of the Six Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Operating expenses:
Research and development	$30,890	$39,810
General and administrative	31,422	12,900
Total operating expenses	62,312	52,710
Other expense:
Interest expense, net	(2,907)	(1,094)
Loss on disposal of property and equipment	—	(236)
Other expense	(426)	(111)
Loss before provision for income taxes	(65,645)	(54,151)
Provision for income taxes	5	75
Net loss	$(65,650)	$(54,226)

Research and Development Expenses

For the six months ended September 30, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Six Months Ended September 30,
	2020	2019
Program-specific costs:
Vibegron	$20,292	$34,126
URO-902	3,182	819

Unallocated costs:
Share-based compensation	788	522
Personnel expenses	5,385	3,206
Other expense	1,243	1,137
Total research and development expenses	$30,890	$39,810

Research and development expenses decreased by $8.9 million, to $30.9 million, for the six months ended September 30, 2020 compared to $39.8 million for the six months ended September 30, 2019. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $17.0 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study and the ambulatory blood pressure study for vibegron in the prior fiscal year; and
•	a decrease of $0.6 million in other program-specific third-party research and development costs to support the continuation of our clinical programs.

These decreased expenses were partially offset by increases primarily attributed to the following:

•

an increase of $6.1 million in chemistry, manufacturing and controls costs as a result of sourcing materials and the manufacturing of validation batches of vibegron, as well as the manufacturing of drug substance for future clinical supply of URO-902;

•	an increase of $2.5 million in personnel-related costs, including share-based compensation, due to increased headcount; and
•	an increase of $0.1 million in other unallocated research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $18.5 million, to $31.4 million, for the six months ended September 30, 2020 compared to $12.9 million for the six months ended September 30, 2019. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $8.5 million in commercial readiness costs;

•	an increase of $7.1 million in personnel-related costs due to increased headcount to support our organizational growth as we continue to prepare for our commercial launch of vibegron, if approved;
•	an increase of $1.3 million in legal and other professional and consulting fees;
•

an increase of $0.9 million in share-based compensation expense for stock options, restricted stock units and stock appreciation rights granted to employees and Board members primarily from our increased headcount; and

•

an increase of $0.7 million in general overhead and corporate expenses due to increased costs associated with operating as a public company, such as director and officer insurance premiums and larger office facilities to accommodate our increased headcount.

Interest Expense, Net

Interest expense, net for the six months ended September 30, 2020 consists of interest expense related to the Sumitomo Loan Agreement as well as the associated non-cash amortization of debt issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net for the six months ended September 30, 2019 includes the interest expense related to our prior loan agreement with Hercules, which was terminated in January 2020. Interest expense, net, increased by $1.8 million, to $2.9 million, for the six months ended September 30, 2020 compared to $1.1 million for the six months ended September 30, 2019 primarily due to the Company entering into the Sumitomo Loan Agreement in December 2019.

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

In November 2019, we filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes our $50.0 million “at-the market” equity offering program. As of November 2, 2020, we have not sold any common shares under our “at-the-market” equity offering program.

In December 2019, we entered into the Sumitomo Loan Agreement in the amount of $300.0 million. Sumitomo Dainippon Pharma funded an initial amount of $87.5 million in December 2019, an amount of $84.0 million during the six months ended September 30, 2020 and an additional amount of $38.0 million in November 2020. As of November 2, 2020, $209.5 million was outstanding under the Sumitomo Loan Agreement and $90.5 million remained available to us, which amount may be drawn down by us, upon request, no more than once in any calendar quarter, subject to funding requests by us that are made in accordance with our Board approved operating budget.

As of September 30, 2020, we had an accumulated deficit of $387.9 million and a cash balance of $74.4 million, as compared to $322.3 million and $51.4 million, respectively, as of March 31, 2020. Prior to our IPO, the loan agreement with Hercules and the Sumitomo Loan Agreement, all operations had been financed through capital contributions or short-term advances from Roivant Sciences Ltd., or RSL, or its affiliates.

Capital Requirements

For the three months ended September 30, 2020 and 2019, we had a net loss of $35.2 million and $25.7 million, respectively, and for the six months ended September 30, 2020 and 2019, we had a net loss of $65.7 million and $54.2 million, respectively. We have never generated any revenue.

We expect to continue to incur significant operating losses and negative cash flows at least for the next several years. We do not expect to generate product revenue until we successfully complete development of, obtain regulatory approval for, and commercialize at least one of our current or future product candidates, which may never occur. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization and commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•

increase our efforts to establish a sales, marketing and distribution infrastructure, including the potential future payment obligations pursuant to the Co-Promotion Agreement, which are expected to begin in April 2023;

•	advance our Phase 3 COURAGE trial of vibegron for the treatment of OAB in men with BPH;

•	advance the clinical development of vibegron for the treatment of abdominal pain due to IBS beyond our ongoing Phase 2a trial;
•	advance the clinical development of URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies beyond our ongoing Phase 2a trial;
•

expand our chemistry, manufacturing, and control and other manufacturing related activities, including increasing the scale of our external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;

•	identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, regulatory, quality control, and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	service debt obligations and payment of interest associated with the Sumitomo Loan Agreement; and
•	continue to operate as a public company.

Our primary use of cash is to fund the development of vibegron for the treatment of OAB, advance our Phase 3 COURAGE trial for vibegron for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for vibegron in patients with abdominal pain due to IBS, advance our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies, and to fund our commercial readiness and general and administrative costs. We expect our operating expenses to continue to increase in the future as we expand our operations to continue to develop our product candidates and continue to prepare for the potential future regulatory approvals and commercialization of vibegron. Based on our anticipated spend and the timing of expenditure assumptions, we currently believe that our existing cash, together with the draw down under the Sumitomo Loan Agreement of $38.0 million in November 2020 and the remaining financing commitment from Sumitomo Dainippon Pharma of $90.5 million, which is available to us if our future funding requests are in accordance with our Board approved operating budget, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to the timing of regulatory approval and subsequent launch of vibegron for OAB and our ability to manage the amount and timing of our spend. Our current assumptions may prove to be wrong and we could use our available capital resources sooner than we currently expect. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact on commercialization efforts due to the COVID-19 pandemic. We will need additional funding to complete the clinical development of, and seek regulatory approval for, vibegron for the treatment of OAB in men with BPH and abdominal pain due to IBS, URO-902, and commercially launch vibegron or URO-902, if approved.

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

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital, when needed, in sufficient amounts or on terms acceptable to us, or if the current financing commitment of $90.5 million under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the second calendar quarter of 2021 and substantial uncertainty would exist with respect to our ability to continue as a going concern. We will prioritize, as necessary and appropriate, steps to enable the continued operations of our business and the preservation of the value of our assets beyond the next twelve months, including, but not limited to, actions such as reducing personnel-related costs, curtailment of our commercial launch efforts for vibegron, if approved, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal years 2020 and 2021. Additionally, we may have to discontinue the development or commercialization of vibegron or URO-902, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations and substantial uncertainty would exist with respect to our ability to continue as a going concern. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(63,440)	$(46,968)
Cash used in investing activities	(448)	(589)
Net cash provided by financing activities	88,457	30,023

Operating Activities

For the six months ended September 30, 2020, $63.4 million of cash was used in operating activities. This was primarily attributable to a net loss of $65.7 million and an increase in prepaid expenses and other current assets of $2.7 million for prepayments made to our CRO in advance of services completed for our Phase 3 COURAGE study. This amount was partially offset by $3.4 million in share-based compensation expense from stock options, restricted stock units and stock appreciation rights granted to employees and Board members, as well as the increased fair value of certain stock options classified as liability instruments, an increase of $0.9 million in accounts payable and accrued expenses, and $0.5 million in non-cash operating lease costs.

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

Investing Activities

For the six months ended September 30, 2020 and 2019, $0.4 million and $0.6 million of cash was used in investing activities, respectively, all for the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2020, cash provided by financing activities of $88.5 million was primarily attributable to proceeds of $84.0 million from the loans under the Sumitomo Loan Agreement, proceeds of $4.1 million from the exercise of stock options, and proceeds from the issuance of common shares pursuant to the 2019 Employee Stock Purchase Plan of $0.3 million.

For the six months ended September 30, 2019, cash provided by financing activities of $30.0 million was primarily attributable to proceeds of $30.0 million from the debt financing with Hercules, proceeds of $0.2 million from the exercise of stock options, and capital contributions from RSL of $0.2 million, offset by the payment of debt financing costs in connection with the Hercules Loan Agreement of $0.4 million.

Contractual Obligations and Commitments

During the six months ended September 30, 2020, there were no material changes outside of the ordinary course of business to our commitments and the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 19, 2020, except as described below.

During the six months ended September 30, 2020, we received loans in the amount of $84.0 million pursuant to the Sumitomo Loan Agreement. See Note 4, “Long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this loan agreement. In addition, subsequent to September 30, 2020, in November 2020, we drew an additional $38.0 million under the Sumitomo Loan Agreement. Subsequent to this draw, $209.5 million was outstanding under the Sumitomo Loan Agreement.

In October 2020, USG entered into the Co-Promotion Agreement with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of vibegron to primary care physicians in the Territory for the period commencing upon the regulatory approval of vibegron and ending on March 31, 2026. See Note 12[B], “Subsequent events—Sunovion co-promotion agreement” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the Co-Promotion Agreement.

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

During the six months ended September 30, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 19, 2020.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on August 13, 2020.  There have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale, and we may never generate product revenue or achieve profitability. Our net loss was $35.2 million and $25.7 million for the three months ended September 30, 2020 and 2019, respectively, and $65.7 million and $54.2 million for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $387.9 million.

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

We are subject to various risks related to the global pandemic associated with COVID-19. For example, many geographic regions imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions have resulted in most of our employees working from home, and could result in the employees of our key third-party vendors and manufacturers working from home. Although certain shelter-in-place orders have been lifted, we, or our suppliers or manufacturers, may continue to require employees to work from home to protect the health and safety of employees. We rely exclusively on third-party manufacturers to manufacture vibegron and URO-902. Neither we, nor our suppliers or manufacturers have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

We are currently conducting clinical trials for our product candidates in many countries. Many of these regions are currently being affected or may in the future be affected by the COVID-19 pandemic. For vibegron, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new patients into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS and, for URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new patients in our Phase 2a trial due to the COVID-19 pandemic. Patients that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new patients, we have been re-opening the clinical trial sites in a stepwise manner to allow for screening of new patients and the majority of our study sites have be re-opened. However, we continue to evaluate the impact the COVID-19 pandemic may have on our clinical development timelines and the future enrollment of patients in our Phase 3 COURAGE trial for vibegron and Phase 2a clinical trial for URO-902. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience further disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

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

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial patient visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

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

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. In July 2020, the FDA announced that it began working towards resuming prioritized domestic inspections by either continuing, on a case-by-case basis, to conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval and surveillance inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions, in particular any delays to our PDUFA date of December 26, 2020 for vibegron, could materially affect the development and study of our product candidates and commercialization efforts.

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for vibegron, if approved, due to the continuation or re-imposition of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in limiting our ability to hire a sales force prior to launch, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. If vibegron is approved, the continuation or re-imposition of these government-imposed orders, as applicable, may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings such as urologists’ offices and long-term care facilities may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively launch vibegron, if approved.

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

We currently believe that our existing cash, together with the proceeds of $38.0 million received in November 2020 pursuant to the Sumitomo Loan Agreement and the current remaining financing commitment available to us of $90.5 million from Sumitomo Dainippon Pharma, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong and changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and the impact of measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot be certain that additional capital when needed will be available on acceptable terms, or at all.

If we are unable to raise additional capital, as needed, in sufficient amounts or on terms acceptable to us, or if the current remaining financing commitment of $90.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the second calendar quarter of 2021. We will prioritize, as necessary and appropriate, steps to enable the continued operations of our business and the preservation of the value of our assets beyond the next twelve months, including, but not limited to, actions such as reducing personnel-related costs, curtailment of our commercial launch efforts for vibegron, if approved, development activities and other discretionary expenditures that are within our control.

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

If we are unable to obtain the contemplated services and commercial and operational support from Sunovion pursuant to the terms of the Market Access Services Agreement and Co-Promotion Agreement, our business could be adversely impacted.

In June 2020, we entered into the Market Access Services Agreement with Sunovion, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. Sunovion has agreed to provide certain market access services with respect to the distribution and sale of vibegron. In October 2020, we entered into the Co-Promotion Agreement in which Sunovion agreed, among other things, to use its commercially reasonable efforts to co-promote vibegron to primary care physicians in the United States. Sunovion, because of its own business considerations, may be unable or unwilling to support our commercialization and operations pursuant to the Market Access Services Agreement and/or Co-Promotion Agreement and we may not be able to realize the benefits of Sunovion’s broader commercial network, including its primary care physician salesforce.

If we are unable to access Sunovion’s commercial infrastructure, partner with its primary care physician salesforce in the United States, and obtain services that support our operations and the co-promotion of vibegron to primary care physicians pursuant to the Market Access Services Agreement and/or Co-Promotion Agreement, we will have to find alternative means to support our operations and the commercialization of our product candidates, including establishing our own primary care physician salesforce. Building the commercial infrastructure that we have access to pursuant to the Market Access Services Agreement and establishing the primary care physician salesforce that will co-promote vibegron pursuant to the Co-Promotion Agreement in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of another third party or finding a new partner to co-promote vibegron to primary care physicians could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  In addition, it may be difficult to find alternative service providers or a co-promotion partner on terms acceptable to us. Any of these events could result in delays in the commercialization of our product candidates and may affect our ability to successfully market our product candidates, which would adversely impact our business, results of operations and financial condition.

Finally, attempting to secure an alternative co-promotion partner, service provider, or access to commercial infrastructure if we or Sunovion is unable to perform under the Market Access Services Agreement and/or Co-Promotion Agreement for any reason may divert the time and attention of our management from our day-to-day operations and impair the development and commercialization of our product candidates.

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

Our computer systems, as well as those of various third parties on which we rely, or may rely on in the future, including Sunovion, Sumitovant, and its affiliates, our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on sophisticated information technology systems and network infrastructure to operate and manage our business and rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel or suppliers through the Internet is interrupted or compromised, it could result in a material disruption of our drug development programs and our business could suffer.

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

Disruptions at the FDA and other agencies, including those disruptions that may be caused by the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. In July 2020, the FDA announced that it began working towards resuming prioritized domestic inspections by either continuing, on a case-by-case basis, to conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval and surveillance inspections. In addition, between December 22, 2018 and ending on January 25, 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If temporary reductions in operations due to the COVID-19 pandemic or repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•

an institutional review board, or IRB, refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing their approval of the trial;

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

Our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize therapies that are superior to other products in the market;
•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•	attract and retain qualified scientific, product development and commercial personnel;
•	obtain patent or other proprietary protection for our technologies and product;
•	obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies;
•	successfully manufacture and commercialize our product candidates, if approved;
•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies.

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

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidate in the United States, if approved, which may also include utilizing an established infrastructure of a third party. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. In addition, we have begun the recruitment process for our sales force and continue to establish marketing capabilities in anticipation of the commercial launch of our lead product candidate, vibegron, and if such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to build our own sales force or operationalize the services to be provided to us pursuant to the Market Access Services Agreement and/or the Co-Promotion Agreement for the commercialization of our product candidates, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring any current or future product candidates to market or generate product revenue. We could enter into additional arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to any current or future product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish or maintain adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any current or future product candidate and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, reform government program reimbursement methodologies for drugs, increase manufacturer rebates for certain drugs in Medicare Part D and provide Medicare Part D plans more control over formularies. At the federal level, the Trump administration’s recent budget proposals and executive orders propose additional drug price control measures that could be implemented through future rulemakings, pilot programs, or in future legislation, including, for example, measures to permit negotiations of prices under Medicare, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the President’s proposed executive orders could enable states to import certain drugs from Canada if deemed safe and effective and consistent with current law, could allow a pilot to test international reference pricing in Medicare Part B, and could prohibit the payment of rebates to Part D Plans, Medicaid Managed Care Plans, and pharmacy benefit managers and instead permit such rebates to be provided at the point of sale to patients. The Trump administration also released a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA, and are also required by the competent authorities of the member states of the European Economic Area and other comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of patients, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.

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

In addition, our common shares are held by a relatively small number of holders. Sumitovant owns approximately 73% of our outstanding common shares as of November 2, 2020. Moreover, our officers and directors have the right to acquire our common shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold.

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

•	additions or departures of key scientific or management personnel;
•	short sales of our common shares;
•	actions by Sumitomo Dainippon Pharma or Sumitovant with respect to us or Sumitovant’s investment in our common shares;
•	sales of a substantial number of shares of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	sales or purchases of our common shares by our officers who are subject to beneficial ownership reporting requirements under Section 16 of the Exchange Act;
•	sales of our common shares by us or our shareholders in the future;
•	negative coverage in the media or analyst reports, whether accurate or not;
•	issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•	size of our public float;
•	trading liquidity of our common shares;
•	investors’ general perception of our company and our business;
•	general economic, industry and market conditions;
•	global health concerns, such as the COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

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

As of November 2, 2020, Sumitovant controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of its directors is held by an individual, group or another company. In addition, Sumitovant has the right to designate two directors to our board of directors, each of whom have three votes on all matters presented to the board.  Together, the Sumitovant designated directors can control all matters presented to our board of directors for a vote. For so long as the Sumitovant designated directors control all such matters presented, we will be a “controlled company” and may elect not to comply with certain corporate governance requirements in accordance with the Nasdaq listing rules, including the requirements:

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

Sumitovant beneficially owns approximately 73% of the voting power of our outstanding common shares as of November 2, 2020. This majority ownership position, in combination with it acting as our primary lender pursuant to the Sumitomo Loan Agreement, gives Sumitovant the ability to exert substantial influence and control over us and our operations. For example, Sumitovant and its lone shareholder, Sumitomo Dainippon Pharma, will be able to control, among other things, elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction involving the Company.

Sumitovant and Sumitomo Dainippon Pharma’s ability to control such decisions is subject to the terms of the investor rights agreement we entered into with Sumitovant and Sumitomo Dainippon Pharma on December 27, 2019, or the Investor Rights Agreement.  The Investor Rights Agreement provides that for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of our outstanding voting power must be approved by the holders of a majority of our outstanding voting shares that are not beneficially owned by Sumitovant or its affiliates, or the Minority Shares.  In addition the audit committee of our board of directors, or the Audit Committee, must approve any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 76% of our outstanding voting power (if occurring prior to December 27, 2021) and any other related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and us, consistent with our existing related person transactions policy. Our Audit Committee is composed entirely of independent directors.

As a strategic investor, Sumitovant’s interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which our other shareholders may not agree or that may not be in the best interests of our other shareholders. For example, Sumitovant may oppose or favor a merger, amalgamation, sale of assets or other major corporate transaction for reasons independent of its ownership of our common shares. As a result of Sumitovant’s voting power, it has the ability to block matters submitted for shareholder approval. Further, Sumitovant is a privately held company whose ownership and governance structure is not transparent to our other shareholders. There may be changes to the management or ownership of Sumitovant, or to Sumitovant’s business model, that could impact Sumitovant’s interests in a way that may not coincide with our corporate interests or the interests of other shareholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our affiliation with Sumitovant. So long as Sumitovant or a successor to Sumitovant continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

We are party to various related party agreements with Sumitovant and its affiliates, including the Sumitomo Loan Agreement, the Investor Rights Agreement, the Information Sharing Agreement, the Market Access Services Agreement, and the Co-Promotion Agreement and we may enter into other related party agreements with Sumitovant or its affiliates in the future. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the holders of our Minority Shares. Any material transaction between us and Sumitovant or its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our audit committee. Because Sumitomo Dainippon Pharma beneficially owns more than 10% of the voting interests of RSL, Sumitomo Dainippon Pharma is considered a “principal owner” of RSL under applicable accounting standards. For so long as Sumitomo Dainippon Pharma maintains a 10% or more ownership stake in RSL, transactions between us and RSL will be deemed related party transactions.  The Investor Rights Agreement also requires that any related person transactions between us and Sumitomo Dainippon Pharma or its affiliates must be approved by the Audit Committee, consistent with our related person transactions policy, for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors.

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

The Sumitomo Transaction closed on December 27, 2019. Accordingly, Sumitovant now controls a majority of the voting power of our outstanding common shares. A number of factors could adversely affect our business or our stock price following the closing of the Sumitomo Transaction as we work with Sumitovant and undergo certain transitions following the closing, including:

•	Sumitovant now controls certain matters requiring our shareholders’ approval, including the election of non-independent directors and approval of transactions that are not related person transactions.
•

Sumitovant may implement changes to our business or take other corporate actions, including favoring or preventing a merger, amalgamation, sale of assets or other major corporate transaction, that our other shareholders may not view as beneficial.

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

As of September 30, 2020, there were an aggregate of 6,557,893 common shares subject to outstanding options, stock appreciation rights, and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, stock appreciation rights, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. We have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes $50.0 million of our common shares under our “at-the-market” equity offering program. As of November 2, 2020, we have not sold any common shares pursuant to this “at-the-market” equity offering program. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares, and the issuance of our common shares in an equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On November 2, 2020, Sumitomo Dainippon Pharma funded an additional amount of $38.0 million to us under the Sumitomo Loan Agreement. As of November 2, 2020, $209.5 million was outstanding under the Sumitomo Loan Agreement and $90.5 million remained available to us, which amounts may be drawn down by us no more than once in any calendar quarter, subject to funding requests made by the Company in accordance with the Company’s Board approved operating budget. The loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024. See Note 4-Related-party long-term debt for additional information regarding loans under the Sumitomo Loan Agreement, including our obligations thereunder and the interest rate on loans under such Sumitomo Loan Agreement.

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

UROVANT SCIENCES LTD.

Date:	November 2, 2020	By:	/s/ James Robinson
James Robinson
Principal Executive Officer (duly authorized officer)

Date:	November 2, 2020	By:	/s/ Ajay Bansal
Ajay Bansal
Principal Financial Officer