Form 10-Q
period 2020-12-31
Urovant Sciences Ltd.
filed 2021-02-12
CIK 1740547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whetfher the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2021, the registrant had 32,743,396 common shares, $0.000037453 par value per share, outstanding.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning future matters such as our expected liquidity, the commercialization of our lead product GEMTESA (vibegron), the development of our product candidate, URO-902, our expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those listed below in the section entitled “Summary Risk Factors,” and those discussed in the section titled “Risk Factors” set forth in Part II. Item 1A. of this Quarterly Report on Form 10-Q, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These risks are not exhaustive. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

SUMMARY RISK FACTORS

Our business, financial condition and results of operations may be affected by a number of risks and uncertainties.  The following is a summary of the principal risks and uncertainties that may impact us, all of which are more fully described in the section entitled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The summary below should not be relied upon as an exhaustive summary of the material risks facing our business, and should be read in conjunction with the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.  In addition, other risks not presently known to us or that we currently deem immaterial may also impact our business.

•

The conditions to the Merger (as such term is defined below) may not be satisfied or waived in a timely manner or at all, and the Merger Agreement (as such term is defined below) may be terminated in accordance with its terms, which could negatively impact our business, financial condition, results of operations, and the price of our common shares.

•	The announcement of the Merger could negatively impact our business, financial condition, or results of operations.
•	Attending to matters related to the Merger could divert our management’s focus from our ongoing business operations.
•

Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.

•

We believe our current cash and current borrowing capacity under the Sumitomo Loan Agreement (as such term is defined below) will not be sufficient for us to fund our anticipated level of operations until we become cash flow positive. If we fail to obtain additional capital, we will not be able to commercialize GEMTESA or complete the development of, seek regulatory approval for, and commercialize GEMTESA for OAB in men with BPH or our gene therapy product candidate, URO-902.

•

The Sumitomo Loan Agreement (as such term is defined below) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay our outstanding indebtedness sooner than planned, including at a time when we do not have sufficient capital to satisfy such obligation. In addition, servicing our existing debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

•	We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.
•

The success of our business depends significantly on the commercial success of GEMTESA., and it may fail to achieve market acceptance by physicians, patients, third-party payors and others in the medical community, which is necessary for GEMTESA’ commercial success. If GEMTESA is not successfully commercialized, our business will be harmed.

i

•

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our lead product and our drug candidate. If these third parties experience economic or production issues, do not maintain their regulatory approvals, or otherwise fail to provide us with the supplies we expect, it may delay our ability to develop and commercialize our lead product, GEMTESA, or our gene therapy product candidate, URO-902.

•

We currently rely on a single supplier for the enzyme used to manufacture GEMTESA, and if such supplier fails to provide us with sufficient supplies of enzyme to manufacture the quantity of GEMTESA we will need for commercialization, it may slow or halt our commercialization efforts for GEMTESA and harm our business.

•

We currently rely on Sunovion Pharmaceuticals, Inc. (“Sunovion”), an affiliate of Sumitovant Biopharma Ltd. (“Sumitovant”), the holder of a majority of our common shares to provide us certain market access and co-promotion services.  If we are unable to establish sales, market access, marketing, and distribution capabilities, either on our own or with third-party collaboration partners, we may not be successful in commercializing GEMTESA.

•

If Sunovion does not provide us the services and the commercial and operational support contemplated in the terms of the Market Access Services Agreement and Co-Promotion Agreement (as each item is defined below), our business could be adversely impacted.

•	Coverage and reimbursement may not be available for GEMTESA, which could make it difficult for us to sell it profitably.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

Clinical studies are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes. Clinical study failures can occur at any stage of clinical studies, and we could encounter problems that cause us to suspend, abandon or repeat clinical studies. We cannot predict with any certainty the timing for commencement or completion of current or future clinical studies.

•

The results of our clinical studies may not support our proposed claims for our future product candidates. The results of previous clinical studies may not be predictive of future results, and interim or top-line data may be subject to change or qualification based on the complete analysis of data.

•

Our gene therapy product candidate, URO-902, is based on a novel technology, and the regulatory landscape that governs gene therapy products is uncertain and may change, which makes it difficult to predict the amount of time, money and other resources the Company will need to expend to develop URO-902 and obtain regulatory approval.

•

Our product and/or our gene therapy product candidate may cause adverse effects or have other properties that could limit their market acceptance and could delay or prevent the regulatory approval of or limit the scope of any approved label for, our gene therapy product candidate.

•

Regulatory requirements may make it difficult for us to obtain the materials and supplies necessary to conduct clinical studies regarding or to manufacture and sell GEMTESA or our gene therapy product candidate, if approved.

•	We are reliant on third parties to conduct, manage, and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product and/or gene therapy product candidate.

•

We have agreements with Sumitovant, our majority shareholder, and with Sumitomo Dainippon Pharma Co., Ltd., the parent company of Sumitovant (“Sumitomo Dainippon Pharma”), that may be perceived to create conflicts of interest.  To the extent other investors perceive that Sumitovant or Sumitomo Dainippon Pharma will not act in the best interests of all of our shareholders, such perception may negatively affect the price of our common shares.

•

We are a “controlled company” within the meaning of the applicable Nasdaq listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.

•

We are a Bermuda company, and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers. Bermuda law differs from the laws in effect in the United States and may afford less protection to our shareholders.

•	U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Urovant,” the “Company,” “we,” “us,” and “our” refer to Urovant Sciences Ltd. and its wholly-owned subsidiaries, and references to “USL” refer to Urovant Sciences Ltd. on an unconsolidated basis and excluding its subsidiaries.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

UROVANT SCIENCES LTD.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	March 31, 2020
Assets		(Note 2)
Current assets:
Cash	$71,295	$51,414
Restricted cash	250	243
Prepaid expenses and other current assets	14,509	6,489
Due from Sumitovant Biopharma Ltd.	—	172
Total current assets	86,054	58,318
Property and equipment, net	2,020	1,210
Operating lease right-of-use assets	3,705	3,135
Intangible asset, net	14,000	—
Restricted cash, net of current portion	2,198	623
Other assets	910	9
Total assets	$108,887	$63,295

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,509	$1,589
Accrued expenses	35,113	21,756
Due to Roivant Sciences Ltd.	—	31
Due to Sunovion Pharmaceuticals, Inc.	182	—
Current portion of share-based compensation liabilities	1,112	7,204
Current portion of operating lease liabilities	520	351
Total current liabilities	40,436	30,931
Share-based compensation liabilities, net of current portion	1,195	32
Related-party long-term debt	209,285	87,252
Operating lease liabilities, net of current portion	3,588	3,086
Total liabilities	254,504	121,301

Commitments and contingencies (Note 11)

Shareholders' deficit
Common shares, par value $0.000037453 per share, 267,001,308 shares authorized, 32,533,959 and 30,635,258 issued and outstanding at December 31, 2020 and March 31, 2020, respectively	1	1
Common shares subscribed	(1)	(1)
Accumulated other comprehensive (loss) income	(24)	452
Additional paid-in capital	289,130	263,818
Accumulated deficit	(434,723)	(322,276)
Total shareholders' deficit	(145,617)	(58,006)
Total liabilities and shareholders' deficit	$108,887	$63,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,616	$23,099	$46,506	$62,909
General and administrative(1)	29,965	16,687	61,387	29,587
Total operating expenses	45,581	39,786	107,893	92,496
Other (expense) income:
Interest expense, net(2)	(1,615)	(1,401)	(4,522)	(2,495)
Loss on disposal of property and equipment	—	—	—	(236)
Other income (expense), net	271	(34)	(155)	(145)
Loss before (benefit from) provision for income taxes	(46,925)	(41,221)	(112,570)	(95,372)
(Benefit from) provision for income taxes	(128)	38	(123)	113
Net loss	$(46,797)	$(41,259)	$(112,447)	$(95,485)
Net loss per common share—basic and diluted	$(1.46)	$(1.36)	$(3.59)	$(3.14)
Weighted average common shares outstanding—basic and diluted	32,101,832	30,413,946	31,355,190	30,365,142
(1)

Includes $556 and $1,143 of costs from Sunovion Pharmaceuticals, Inc. during the three and nine months ended December 31, 2020, respectively (see Note 6[F]). Also, includes $80 and $213 of costs allocated from Roivant Sciences Ltd. during the three and nine months ended December 31, 2019, respectively.

(2)

Includes $1,627 and $4,562 of interest expense from related-party long-term debt with Sumitomo Dainippon Pharma Co., Ltd. during the three and nine months ended December 31, 2020, respectively (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(46,797)	$(41,259)	$(112,447)	$(95,485)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(577)	29	(476)	125
Total other comprehensive (loss) income	(577)	29	(476)	125
Comprehensive loss	$(47,374)	$(41,230)	$(112,923)	$(95,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands, except share data)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	(Loss) Income	Deficit
Balance at March 31, 2020	30,635,258	$1	$(1)	$263,818	$(322,276)	$452	$(58,006)
Share-based compensation expense	—	—	—	1,032	—	—	1,032
Exercise of stock options	231,799	—	—	1,205	—	—	1,205
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	988	—	—	988
Change in fair value of share-based compensation liabilities recorded to liabilities	—	—	—	(35)	—	—	(35)
Issuance of common shares pursuant to 2019 ESPP	39,541	—	—	331	—	—	331
Foreign currency translation adjustment	—	—	—	—	—	43	43
Net loss	—	—	—	—	(30,494)	—	(30,494)
Balance at June 30, 2020	30,906,598	1	(1)	267,339	(352,770)	495	(84,936)
Share-based compensation expense	—	—	—	1,824	—	—	1,824
Exercise of stock options	670,318	—	—	2,921	—	—	2,921
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	2,045	—	—	2,045
Change in fair value of share-based compensation liabilities recorded to additional paid-in capital	—	—	—	194	—	—	194
Foreign currency translation adjustment	—	—	—	—	—	58	58
Net loss	—	—	—	—	(35,156)	—	(35,156)
Balance at September 30, 2020	31,576,916	1	(1)	274,323	(387,926)	553	(113,050)
Share-based compensation expense	—	—	—	1,895	—	—	1,895
Exercise of stock options	908,221	—	—	6,375	—	—	6,375
Share-based compensation liabilities reclassified to equity upon exercise of stock options	—	—	—	6,310	—	—	6,310
Vesting of restricted stock units, net of tax withholding	21,145	—	—	(20)	—	—	(20)
Issuance of common shares pursuant to 2019 ESPP	27,677	—	—	247	—	—	247
Foreign currency translation adjustment	—	—	—	—	—	(577)	(577)
Net loss	—	—	—	—	(46,797)	—	(46,797)
Balance at December 31, 2020	32,533,959	$1	$(1)	$289,130	$(434,723)	$(24)	$(145,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity — Continued

(in thousands, except share data)

	Common Shares		Common Shares	Additional	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Income	(Deficit) Equity
Balance at March 31, 2019	30,322,911	$1	$(1)	$250,032	$(175,531)	$269	$74,770
Capital contributions from RSI and RSG	—	—	—	130	—	—	130
Share-based compensation expense	—	—	—	1,047	—	—	1,047
Exercise of stock options	17,521	—	—	70	—	—	70
Foreign currency translation adjustment	—	—	—	—	—	188	188
Net loss	—	—	—	—	(28,485)	—	(28,485)
Balance at June 30, 2019	30,340,432	1	(1)	251,279	(204,016)	457	47,720
Capital contributions from RSI and RSG	—	—	—	60	—	—	60
Share-based compensation expense	—	—	—	1,221	—	—	1,221
Exercise of stock options	41,001	—	—	150	—	—	150
Warrants issued with long-term debt	—	—	—	438	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	(25,741)	—	(25,741)
Balance at September 30, 2019	30,381,433	1	(1)	253,148	(229,757)	365	23,756
Capital contributions from RSI and RSG	—	—	—	61	—	—	61
Share-based compensation expense	—	—	—	12,529	—	—	12,529
Exercise of stock options	128,434	—	—	498	—	—	498
Vesting of restricted stock units, net of tax withholding	9,821	—	—	(63)	—	—	(63)
Foreign currency translation adjustment	—	—	—	—	—	29	29
Net loss	—	—	—	—	(41,259)	—	(41,259)
Balance at December 31, 2019	30,519,688	$1	$(1)	$266,173	$(271,016)	$394	$(4,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(112,447)	$(95,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	178
Share-based compensation expense	9,324	14,797
Amortization of debt discount and issuance costs	33	664
Non-cash operating lease cost	722	448
Loss on disposal of property and equipment	—	236
Unrealized foreign currency translation adjustment	(476)	125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,020)	2,897
Other assets	(576)	77
Due from Sumitovant Biopharma Ltd.	172	(111)
Due to Roivant Sciences Ltd.	(31)	(8)
Due to Sunovion Pharmaceuticals, Inc.	182	—
Accounts payable	1,920	463
Accrued expenses	(723)	4,998
Operating lease liabilities	(621)	(153)
Interest payable	—	343
Net cash used in operating activities	(110,269)	(70,531)
Cash flows from investing activities:
Purchases of property and equipment	(1,082)	(732)
Capitalized website development costs	(245)	—
Cash used in investing activities	(1,327)	(732)
Cash flows from financing activities:
Proceeds from capital contributions from Roivant Sciences Ltd.	—	251
Proceeds from exercise of stock options	10,501	718
Debt financing costs paid	—	(387)
Deferred offering costs paid	—	(165)
Cash proceeds from debt financing	—	30,000
Cash proceeds from related-party debt financing	122,000	87,500
Payment of restricted stock units tax withholding on net settlement	(20)	(63)
Proceeds from issuance of common shares pursuant to 2019 ESPP	578	—
Net cash provided by financing activities	133,059	117,854
Net change in cash and restricted cash	21,463	46,591
Cash and restricted cash—beginning of period	52,280	86,196
Cash and restricted cash—end of period	$73,743	$132,787
Non-cash investing and financing activities:
Warrants issued with long-term debt	$—	$438
Debt financing costs included in accrued expenses	$—	$213
Reclassification of share-based compensation liabilities to additional paid-in capital upon exercise of stock options	$9,343	$—
Change in fair value of share-based compensation liabilities recorded to additional paid-in capital	$159	$—
Capitalized regulatory milestone payment in accrued expenses	$14,000	$—
Capitalized website development costs in accrued expenses	$80	$—
Supplemental disclosure of cash paid:
Income taxes	$110	$61
Interest	$4,519	$1,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UROVANT SCIENCES LTD.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Description of business and liquidity

[A] Description of business:

Urovant Sciences Ltd. and its subsidiaries (collectively, the “Company” and, on an unconsolidated basis and excluding its subsidiaries, “USL”) is a biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. The Company’s lead product, GEMTESA (vibegron), is an oral, once-daily (75 mg) small molecule beta-3 agonist approved by the U.S. Food and Drug Administration (“FDA”) in December 2020 for the treatment of adult patients with overactive bladder (“OAB”) with symptoms of urge urinary incontinence, urgency and urinary frequency. The Company is also evaluating GEMTESA for the treatment of OAB in men with benign prostatic hyperplasia (“BPH”). The Company’s product candidate, URO-902, is a gene therapy that the Company is developing for patients with OAB who have failed oral pharmacological therapy. There are no currently available FDA-approved gene therapy treatments for OAB.

The Company was founded on January 27, 2016 as a Bermuda Exempted Limited Company and a wholly-owned subsidiary of Roivant Sciences Ltd. (“RSL”). As of December 31, 2020, the Company has the following wholly-owned subsidiaries: (i) Urovant Holdings Ltd. (“UHL”), a private limited company incorporated under the laws of England and Wales; (ii) Urovant Sciences GmbH (“USG”), a company with limited liability formed under the laws of Switzerland; (iii) Urovant Sciences, Inc. (“USI”), a Delaware corporation based in the United States of America; (iv) Urovant Treasury Holdings, Inc. (“UTH”), a Delaware corporation based in the United States of America; and (v) Urovant Sciences Treasury, Inc. (“UST”), a Delaware corporation based in the United States of America.

On December 27, 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo Dainippon Pharma”) and RSL announced the closing of the transactions between Sumitomo Dainippon Pharma and RSL and certain of its affiliates contemplated by the definitive transaction agreement entered into on October 31, 2019 (the “Sumitomo Transaction”). Pursuant to the Sumitomo Transaction all of the Company’s common shares held by RSL were contributed to Sumitovant Biopharma Ltd., a wholly-owned subsidiary of RSL at the time of such contribution (“Sumitovant”), and subsequent to such contribution, Sumitomo Dainippon Pharma acquired all issued and outstanding equity securities of Sumitovant.

On November 12, 2020, Sumitovant, Titan Ltd., a wholly-owned subsidiary of Sumitovant (“Merger Sub”), USL, and Sumitomo Dainippon Pharma, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the term and conditions set forth therein, Merger Sub will merge with and into USL (the “Merger”), with USL continuing as the surviving company in the Merger and a wholly-owned subsidiary of Sumitovant (the “Surviving Company”). Subject to the terms and conditions set forth in Merger Agreement, in the event the Merger is consummated, holders of the Company’s common shares (other than Excluded Shares, Parent Owned Shares and Dissenting Shares (as each such term is defined below) will be entitled to receive $16.25 per share, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”). The consummation of the Merger is not subject to any financing condition. See Note 6[A]) for more details on the Merger Agreement.

Since its inception, the Company has devoted substantially all of its efforts to organizing and staffing the Company, acquiring its product, GEMTESA, and its gene therapy product candidate, URO-902, advancing GEMTESA through its clinical development and approval by the FDA for the treatment of OAB, and preparing for the commercialization of GEMTESA. GEMTESA was licensed from Merck Sharp & Dohme Corp. (“Merck”), a subsidiary of Merck & Co., in February 2017. URO-902 was licensed from Ion Channel Innovations, LLC (“ICI”) in August 2018. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

[B] Liquidity:

The Company has historically been capitalized with funding from its initial public offering, which was completed in October 2018, debt financings, and, prior to its initial public offering, capital contributions from its former parent company, RSL.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Since inception, the Company has incurred and expects to continue to incur significant and increasing operating losses and negative cash flows for at least the next several years. To date, the Company has not generated any revenues. At December 31, 2020, the Company reported cash of $71.3 million and a shareholders’ deficit of $145.6 million. The Company currently believes its existing cash, together with the draw down under the Sumitomo Loan Agreement (as defined below) of $58.0 million in January 2021 and the remaining financing commitment from Sumitomo Dainippon Pharma of $157.5 million, which is available to the Company based on funding requests made in accordance with the operating budget approved by the Company’s Board of Directors (the “Board”) (see Notes 5 and 13), will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to the commercial launch of GEMTESA for the treatment of adult patients with OAB, and the Company’s ability to manage the amount and timing of its spend. The Company’s available capital may also be consumed faster than anticipated due to other events, including the continued length and severity of the global novel coronavirus (“COVID-19”) pandemic, measures taken to control the spread of COVID-19, and changes in the progress of the Company’s development activities and the impact of its commercialization efforts due to the COVID-19 pandemic.

If the Merger is not approved by the Company’s shareholders as required by the Merger Agreement, any of the other conditions to the consummation of the Merger is not satisfied or waived, or the parties to the Merger Agreement fail to consummate the Merger for any other reason (see Note 6[A]), the Company will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, such as potential collaboration, license or development agreements. However, given the impact of the COVID-19 pandemic on the U.S. and global financial markets, the limitations on future financing arrangements pursuant to the terms of the Sumitomo Loan Agreement, and Sumitomo Dainippon Pharma’s ability to exert substantial influence and control over the Company due to Sumitomo Dainippon Pharma’s majority ownership of the Company’s outstanding common shares, the Company may be unable to access further financing when needed. As such, there can be no assurance that the Company will be able to raise additional capital when needed or under acceptable terms, if at all. The sale of any additional equity or convertible debt securities may dilute existing shareholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the Company’s existing shareholders.

The Sumitomo Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve, covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, incurring capital expenditures or declaring dividends. If the Company is unable to obtain such additional financing, as needed, in sufficient amounts or on terms acceptable to the Company, or if the remaining financing commitment of $157.5 million under the Sumitomo Loan Agreement is no longer available to the Company despite future funding requests made in accordance with its Board-approved operating budget, the Company may have to significantly delay or scale back its operations to reduce working capital requirements beginning in the second calendar quarter of 2021, and substantial uncertainty would exist with respect to the Company’s ability to continue as a going concern. In addition, the Company would prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to, actions such as reducing personnel-related costs and delaying or curtailing of the Company’s commercial launch efforts for GEMTESA, development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of the Company’s planned objectives in fiscal year 2021.

The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of GEMTESA; (ii) the success of its other research and development programs; (iii) regulatory approval, successful commercial launch and market acceptance of URO-902 or any future product candidate; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; (v) the Company’s ability to manage growth of the organization; (vi) the Company’s ability to protect its technology and products; and, ultimately (vii) the timely and successful completion of any additional financing.

Note 2—Summary of significant accounting policies

[A] Basis of presentation:

The Company’s fiscal year ends on March 31. The accompanying interim condensed consolidated balance sheet as of December 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019, and the condensed consolidated statements of shareholders’ (deficit) equity for the three and nine months ended December 31, 2020 and 2019 are unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements, as certain footnotes or other financial information that are required by U.S. GAAP can be condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 19, 2020.

The condensed consolidated balance sheet as of March 31, 2020 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position and its results of operations and cash flows for the interim periods presented. The results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending March 31, 2021 or for any future period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of USL and UHL, USG, USI, UTH and UST, USL’s wholly-owned subsidiaries. USL has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 19, 2020.

[B] Use of estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, and expenses, including the evaluation of the Company’s ability to continue as a going concern, impairment of long-lived assets (including intangible asset), as well as share-based compensation expenses, research and development expenses and accruals, estimated useful lives of depreciable and amortizable assets, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

[C] Risks and uncertainties:

The Company is subject to risks common to early stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, including the need to successfully commercialize and gain market acceptance of its lead product, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development and commercialization of its lead product and gene therapy product candidate, dependence on key products, third-party service providers, such as contract research organizations, and contract manufacturing organizations, protection of intellectual property rights, compliance with government regulations, and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Through February 12, 2021, the date of issuance of this Quarterly Report on Form 10-Q, the Company’s results of operations and cash flows have not been significantly impacted by the COVID-19 outbreak. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of February 12, 2021.

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

Restricted cash consists of legally restricted non-interest-bearing deposit accounts held as compensating balances against the Company’s corporate credit card program and irrevocable standby letters of credit connected to its office leases (see Note 12) and its fleet rental program. Restricted cash classified as a current asset consists of the restricted deposit account relating to the Company’s corporate credit card agreement. Restricted cash classified as a long-term asset consists of the restricted deposit account related to the irrevocable standby letters of credit.

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and restricted cash as presented on the condensed consolidated balance sheets. Cash as reported in the condensed consolidated statements of cash flows consists of (in thousands):

	December 31, 2020	March 31, 2020
Cash	$71,295	$51,414
Restricted cash	2,448	866
Cash and restricted cash	$73,743	$52,280

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

The Company’s financial instruments consist of cash, restricted cash, accounts payable, accrued expenses, amounts due to and from RSL, Sumitovant and Sunovion Pharmaceuticals, Inc., a wholly-owned subsidiary of Sumitomo Dainippon Pharma (“Sunovion”), share-based compensation liabilities, and debt obligations. The carrying value of the Company’s debt obligations approximates fair value based on current interest rates for similar types of borrowings and is included in Level 2 of the fair value hierarchy. The share-based compensation liabilities are remeasured at fair value on a recurring basis and are included in Level 3 of the fair value hierarchy. The remaining financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature.

The Company measured the share-based compensation liabilities at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy (see Note 10). The valuation of the share-based compensation liabilities used assumptions and estimates the Company believed would be made by a market participant in making the same valuation.

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

[F] Intangible assets:

When the Company determines net assets acquired or products in-licensed do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets, and therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to in-process research and development (“IPR&D”) projects at the acquisition date and subsequent milestone payments are charged to expense in the Company’s condensed consolidated statements of operations unless there is an alternative future use.

Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. When development is successfully completed, which generally occurs when regulatory approval is obtained, the milestone payments made in connection with regulatory approvals are capitalized and deemed finite-lived intangible assets which are amortized, primarily on a straight-line basis if the pattern of cash flows cannot be reliably estimated, to cost of product sales over their respective estimated useful lives beginning at that point in time. Any future regulatory or sales-based milestone payments associated with the finite-lived intangible assets are also capitalized.

[G] Impairment of long-lived assets:

Long-lived assets, including property, equipment, and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. Should there be an indicator of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.

[H] Net loss per common share:

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

At December 31, 2020 and 2019, potentially dilutive securities were as follows:

	December 31,
	2020	2019
Options	2,906,012	4,358,720
Restricted stock units (unvested)	1,909,930	89,650
Stock appreciation rights	845,732	—
Warrants	99,777	99,777
Total	5,761,451	4,548,147

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. As of December 31, 2020, the Company has not modified its contract that will be impacted by reference rate reform. The Company will continue to assess the impact the adoption of this standard will have on its consolidated financial position, results of operations, and related disclosures when its contract impacted by reference rate reform is modified.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial position, results of operations or cash flows.

Note 3—Intangible asset

A summary of the Company’s finite-lived intangible asset as of December 31, 2020 is as follows (in thousands, except for years):

	December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived asset:
Intangible asset - vibegron	10	$14,000	$—	$14,000

During the three and nine months ended December 31, 2020, there was no amortization expense recognized for our finite-lived intangible asset. The following table summarizes the estimated future amortization expense associated with our finite-lived intangible asset at December 31, 2020 (in thousands):

Years Ending March 31,	Amount
Remainder of 2021	$353
2022	1,412
2023	1,412
2024	1,412
2025	1,412
Thereafter	7,999
Total	$14,000

Note 4—Accrued expenses

Accrued expenses at December 31, 2020 and March 31, 2020 consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Research and development expenses	$25,651	$13,728
Compensation-related expenses	5,437	6,296
Professional services expenses	482	433
Other general and administrative expenses	3,543	1,299
Total accrued expenses	$35,113	$21,756

Note 5—Related-party long-term debt

On December 27, 2019, the Company entered into a $300.0 million unsecured revolving debt facility with Sumitomo Dainippon Pharma (the “Sumitomo Loan Agreement”), and in February 2021, the Company and Sumitomo Dainippon Pharma amended the Sumitomo Loan Agreement to increase the Company’s borrowing capacity pursuant to the Sumitomo Loan Agreement to $425.0 million (see Note 13[A]).

Sumitomo Dainippon Pharma funded an initial amount of $87.5 million on December 30, 2019 under the terms of the Sumitomo Loan Agreement. During the nine months ended December 31, 2020, Sumitomo Dainippon Pharma funded an amount of $122.0 million. In addition, in January 2021, Sumitomo Dainippon Pharma funded an additional amount of $58.0 million (see Note 13[A]). Additional funds may be drawn down by the Company, upon request, no more than once in any calendar quarter, pursuant to funding requests by the Company that are made are in accordance with the Company’s Board-approved operating budget.

Loans under the Sumitomo Loan Agreement (“Loans”) bear a variable interest rate per annum equal to LIBOR plus a margin of 3% payable on the last day of each calendar quarter. LIBOR is currently expected to be phased out by the end of 2021, and if it becomes unavailable, the Company and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, a margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. The interest rate on the Loans was 3.22% at December 31, 2020. The Loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024.

The Company’s obligations under the Sumitomo Loan Agreement are fully and unconditionally guaranteed by each of the Company’s direct and indirect subsidiaries. The Sumitomo Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings.

The Sumitomo Loan Agreement also contains customary events of default (subject, in certain instances, to specified grace periods). If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Sumitomo Dainippon Pharma may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Sumitomo Loan

Agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Sumitomo Loan Agreement would automatically become due and payable. The Company is in compliance with the covenants pursuant to the Sumitomo Loan Agreement as of December 31, 2020.

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

Outstanding debt obligations to Sumitomo Dainippon Pharma are as follows (in thousands):

	December 31, 2020	March 31, 2020
Principal amount	$209,500	$87,500
Less: unamortized debt issuance costs	(215)	(248)
Loan payable less unamortized debt issuance costs	209,285	87,252
Less: current maturities	—	—
Long-term debt, net of unamortized debt issuance costs	$209,285	$87,252

Note 6—Related party transactions

[A] Merger agreement – Sumitomo Dainippon Pharma and Sumitovant

On November 12, 2020, Sumitovant, Merger Sub, USL, and Sumitomo Dainippon Pharma, entered into the Merger Agreement. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub would be merged with and into USL (the “Merger”), with USL continuing as the surviving company in the Merger.

The respective obligations of USL, Sumitovant and Merger Sub to effect the Merger are subject to the satisfaction, or to the extent permitted by applicable law, waiver of certain customary conditions, including requirements that a proposal to approve and adopt the Merger Agreement and certain related agreements and transactions (such proposal, the “Merger Proposal”) is approved at a meeting of the Company’s shareholders by (i) holders of at least 66 2/3% of the issued and outstanding common shares of USL entitled to vote on the Merger Proposal and voting at such meeting (the “General Shareholder Approval”), and (ii) holders of at least a majority of the outstanding common shares of USL held by shareholders of the Company other than Sumitovant and its affiliates (the “Public Shareholder Approval”). However, the consummation of the Merger is not subject to any financing condition.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of USL’s common stock, par value $0.000037453 per share, issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, Parent Owned Shares and shares for which shareholders have sought appraisal rights under the applicable laws of Bermuda (as each term is defined below)) will automatically cease to exist, and each holder of a common share will cease to have any rights with respect thereto, except for the right to receive the Per Share Merger Consideration; (ii) any common share owned by USL as a treasury share and any common share owned directly by any direct or indirect wholly-owned subsidiary of USL (each, an “Excluded Share”), in each case as of immediately prior to the Effective Time, will be canceled, be no longer outstanding, and will automatically cease to exist, and no consideration will be delivered in exchange therefor; and (iii) each common share that is owned directly by Sumitovant as of immediately prior to the Effective Time (each, a “Parent Owned Share”) will remain outstanding and will constitute a common share of the Surviving Company.

In addition, immediately prior to the Effective Time, (i) each option to purchase common shares that is outstanding and unexercised, whether vested or unvested, that has an exercise price per common share that is less than the Per Share Merger Consideration will be canceled and converted into the right to receive the Per Share Merger Consideration, net of the applicable exercise price, (ii) each option to purchase common shares that is outstanding and unexercised, whether vested or unvested, that has an exercise price per common share that is equal to or greater than the Per Share Merger Consideration will be canceled without payment, (iii) each SAR that is outstanding and unexercised, whether vested or unvested, that has a strike price per common share that is less than the Per Share Merger Consideration will be canceled and converted into the right to receive the Per Share Merger Consideration, net of the applicable strike price, (iv) each SAR that is outstanding and unexercised, whether vested or unvested, that has an exercise price per common share that is equal to or greater than the Per Share Merger Consideration will be canceled without payment, and (v) each then-outstanding time-based restricted share unit of USL and each common share granted by USL that is subject to a restriction on transfer that lapses at the end of a specified period or periods (whether vested or unvested) that has not been settled in common shares of USL prior to the Effective Time will be canceled and the holder thereof will have the right to receive a single lump sum cash payment, without interest, equal to the Per Share Merger Consideration, less any applicable withholding for taxes.

The respective obligations of USL, Sumitovant and Merger Sub to effect the Merger are subject to the satisfaction, or to the extent permitted by applicable law, waiver of several customary conditions, including: (i) the receipt of the General Shareholder Approval and the Public Shareholder Approval, (ii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications), (iv) each party’s compliance in all material respects with its obligations contained in the Merger Agreement and (v) the absence of a material adverse effect on USL.

Sumitovant and USL have made customary representations, warranties and covenants in the Merger Agreement, including covenants, in the case of USL, to cause a meeting of its shareholders to be duly called and held as soon as reasonably practicable following the clearance of a proxy statement and the Schedule 13E-3 in connection with the Merger by the SEC for the purpose of voting on the adoption of the Merger Agreement. USL has also agreed to conduct its business in the ordinary course consistent with past practice, including not taking certain specified actions, prior to the consummation of the Merger or the termination of the Merger Agreement pursuant to its terms.

The Merger Agreement also contains certain termination rights for each of Sumitovant and USL and further provides that, upon termination of the Merger Agreement, under specified circumstances, USL may be required to pay Sumitovant a termination fee of $13.62 million. No amounts have been paid to or received from Sumitovant under the Merger Agreement; however, the Company believes the Merger Agreement is material to its business and operations.

[B] Voting agreement – Sumitovant

On November 12, 2020, Sumitovant and USL entered into a Voting and Support Agreement (the “Voting Agreement”) whereby Sumitovant has agreed, among other things, that at any meeting of the shareholders of USL or in connection with any written consent of the shareholders of USL, Sumitovant will appear at such meeting or cause its common shares to be counted as present at such meeting for purposes of establishing a quorum and, so long as Sumitovant is not prohibited from doing so by applicable law or a contractual obligation with USL, vote or consent in favor of the Merger and the adoption of the Merger Agreement.

No amounts have been paid to or received from Sumitovant under the Voting Agreement; however, the Company believes the Voting Agreement is material to its business and operations.

[C] Sumitomo loan agreement – Sumitomo Dainippon Pharma:

See Note 5 for information regarding the Sumitomo Loan Agreement.

[D] Investor rights agreement – Sumitomo Dainippon Pharma and Sumitovant:

On December 27, 2019, the Company entered into an investor rights agreement with Sumitomo Dainippon Pharma and Sumitovant (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, the Company agreed to comply with any demands by Sumitovant to register for sale, under the Securities Act any common shares of the Company beneficially owned by Sumitovant that have an anticipated aggregate net offering price of at least $5 million, subject to certain customary exceptions and the right of the Company to refuse any demand for registration if the Company already effected two registrations for Sumitovant in the year preceding such demand. In addition, the Company agreed to periodically provide Sumitovant with (i) certain financial statements, projections, capitalization summaries and other information customarily provided to significant investors in publicly-traded companies and (ii) access to the Company’s books, records, facilities and employees during the Company’s normal business hours as Sumitovant may reasonably request.

Moreover, the Investor Rights Agreement also contains certain protections for the Company’s minority shareholders for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of the Company’s directors (the “Total Voting Power”). These protections include, among other things: (i) a requirement for a minimum of three independent directors on the Board (each of whom cannot be removed by Sumitomo Dainippon Pharma or certain of its affiliates without the approval of a majority of the minority shareholders); (ii) a requirement that the audit committee of the Board (the “Audit Committee”) be comprised solely of independent directors; (iii) the appointment of Mr. Pierre Legault as the Company’s lead independent director; (iv) a requirement that any transaction proposed by Sumitomo Dainippon Pharma or certain of its affiliates that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 76% of the Total Voting Power be approved by the Audit Committee (if occurring prior to December 27, 2021) and, if such transaction would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of the Total Voting Power, a majority of the Company’s minority shareholders must vote on such matter; and (v) a requirement that any related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and the Company be approved by the Audit Committee, consistent with the Company’s existing Related Person Transactions Policy.

Pursuant to the Investor Rights Agreement, the Company also agreed that so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the Total Voting Power, the Company will inform Sumitovant before issuing any new common shares and allow Sumitovant to (i) participate in such issuance up to its pro rata share (unless such issuance is in connection with the acquisition of a business or its assets) or (ii) make sufficient open market purchases of the Company’s securities to ensure that Sumitomo Dainippon Pharma’s beneficial ownership percentage does not decline as a result of such issuance. No amounts have been paid to or received from Sumitomo Dainippon Pharma and Sumitovant under the Investor Rights Agreement; however, the Company believes the Investor Rights Agreement is material to its business and operations.

[E] Information sharing agreement – Sumitovant:

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

No amounts have been paid to or received from Sumitovant under the Sumitovant Information Sharing Agreement; however, the Company believes the Sumitovant Information Sharing Agreement is material to its business and operations.

[F] Market access services agreement – Sunovion:

On June 17, 2020, USG entered into a market access services agreement (as amended, the “Market Access Services Agreement”) with Sunovion. USG and Sunovion subsequently amended the Market Access Services Agreement on December 21, 2020 and January 8, 2021 to clarify and add certain terms to the Market Access Services Agreement. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of GEMTESA in the United States, including all of its territories and possessions (the “Territory”).

Sunovion, in turn, has agreed to provide certain market access services with respect to the distribution and sale of GEMTESA, including, among other things:  (i) adding GEMTESA to Sunovion’s agreements with its third party logistics providers; (ii) adding GEMTESA to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks; (iii) facilitating USG’s entry into new contracts with certain health organizations regarding GEMTESA; (iv) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to GEMTESA; (v) providing USG with price reporting metrics and other information required for it to comply with applicable government price reporting requirements; (vi) coordinating with USG and any applicable wholesalers to address any recalls, investigations, or product holds; and (vii) providing certain other ancillary support services to facilitate the foregoing.

In order to facilitate Sunovion’s provision of these services, USG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by USG, solely to enable Sunovion to perform the contemplated services; (ii) provide Sunovion periodic reports of sales projections and volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which GEMTESA will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of USG’s quality systems; and (v) promptly notify Sunovion in the event GEMTESA is recalled.

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

During the three and nine months ended December 31, 2020, the Company incurred expenses of $0.6 million and $1.1 million, respectively, pursuant to the Market Access Services Agreement, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2020, the Company’s outstanding obligation pursuant to the Market Access Services Agreement is $0.2 million.

[G] Co-promotion agreement – Sunovion:

On October 6, 2020, USG entered into a Co-Promotion Agreement (the “Co-Promotion Agreement”) with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of GEMTESA to primary care physicians in the Territory, for the period commencing upon the regulatory approval of GEMTESA and ending on March 31, 2026 (the “Co‑Promotion Period”).

Sunovion has agreed, among other things, to use its commercially reasonable efforts to co-promote GEMTESA to primary care physicians in the Territory during the Co-Promotion Period.  Sunovion has also agreed that during the term of the Co-Promotion Agreement it will not directly or indirectly promote, co-promote, detail, market or commercialize any other products with an indication for OAB, and will cause its affiliates to refrain from the same.

In addition, the Company has agreed, among other things to: (i) use its commercially reasonable efforts to co-promote, manufacture, and otherwise commercialize GEMTESA in the Territory; (ii) prepare all materials that will be used to promote and market GEMTESA, subject to review and approval of the parties; (iii) develop and provide to Sunovion all materials necessary to train Sunovion’s sales representatives and managers; and (iv) remain responsible for all regulatory obligations related to GEMTESA.

During the Co-Promotion Period, USG and Sunovion will incur expenses related to the co-promotion of GEMTESA to primary care physicians in accordance with a budget that the parties will develop, review and approve annually.  Sunovion has agreed that for the period commencing upon the regulatory approval of GEMTESA and ending on March 31, 2023 (the “Initial Co‑Promotion Period”), it will incur at least $60 million of co-promotion expenses specific to the promotion of GEMTESA, which amount may be increased upon agreement of the parties (the “Initial Threshold”).  After Sunovion reaches the Initial Threshold in expenses for the Initial Co-Promotion Period, USG shall be responsible for all co-promotion expenses incurred thereafter.

As consideration for the co-promotion activities, starting on April 1, 2023, USG will pay Sunovion certain percentages of the net sales of GEMTESA in the Territory on a quarterly basis until the amounts paid reach a contractually agreed payment threshold that will be calculated based on the amount expended by Sunovion under the Initial Threshold (the “Payout Threshold”).  USG will pay Sunovion the percentages of the net sales of GEMTESA until Sunovion has received fees totaling $108 million, plus any expenses that Sunovion incurs in excess of $60 million through the Co-Promotion Period.

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

No amounts were incurred pursuant to the Co-Promotion Agreement during the three and nine months ended December 31, 2020.

[H] Operating lease – Roivant:

In June 2019, the Company entered into a sublease agreement with a related party, RSI, for 2,784 square feet of office space located in Durham, North Carolina that expires in July 2025. The sublease has scheduled rent increases each year and the total sublease payment obligations under the agreement are $0.6 million.  See Note 12 for more details on the sublease.

Note 7—Income taxes

The Company is not subject to taxation under the laws of Bermuda since it was organized as a Bermuda Exempted Limited Company, for which there is no current tax regime. The Company’s provision for income taxes is primarily based on income taxes in the U.S. for federal and state taxes.

The Company’s effective tax rate for the three months ended December 31, 2020 and 2019 was 0.27% and (0.09)%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2020 and 2019 was 0.11% and (0.12)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 8—Shareholders’ deficit

At-the-market equity offering program:

In November 2019, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) to sell its common shares having an aggregate offering price of up to $50 million from time to time through an “at-the-market” equity offering program under which Jefferies acts as the Company’s agent. As of December 31, 2020, the Company has not sold any common shares under its “at-the-market” equity offering program.

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

Pursuant to the “evergreen” provision contained in the 2017 Plan, the number of common shares reserved for issuance under the 2017 Plan automatically increases on November 1 of each year, commencing on November 1, 2018 and ending on November 1, 2028, in an amount equal to 4% of the total number of the Company’s common shares outstanding on the last day of the preceding month, or by a lesser number of common shares as may be determined by the Board prior to any such increase date. On November 1, 2020, the number of common shares authorized for issuance increased automatically by 1,266,394 shares in accordance with the evergreen provision of the 2017 Plan.  Previous increases in the number of common shares authorized for issuance in accordance with the evergreen provision of the 2017 Plan totaled 2,428,173 shares.

At December 31, 2020, a total of 2,805,310 common shares were available for future issuance under the 2017 Plan.

Inducement incentive plan:

On October 15, 2020, the compensation committee of the Board adopted the Inducement Incentive Plan (the “Inducement Plan”) pursuant to which the Company may grant nonstatutory options to purchase common shares, restricted share awards, restricted share unit awards, share appreciation rights, performance share awards, cash awards, and other forms of share compensation as an inducement to individuals to join the Company. The Inducement Plan, as adopted, allows the Company to deliver up to 600,000 shares (the “Share Limit”) of its common stock to eligible persons, as defined in the Inducement Plan. As of December 31, 2020, no awards have been granted pursuant to the Inducement Plan.

2019 Employee Stock Purchase Plan:

In July 2019, the Board adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). In September 2019, the Company’s shareholders approved the 2019 ESPP. A total of 450,000 common shares are authorized for issuance under the 2019 ESPP. Pursuant to the “evergreen” provision contained in the 2019 ESPP, the number of common shares reserved for issuance under the 2019 ESPP automatically increases on November 1 of each year, commencing on November 1, 2020 and ending on November 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of the Company’s common shares outstanding on March 31st of the preceding calendar year, and (ii) 600,000 common shares; provided that the Company’s Board may approve an increase of a lesser number of common shares prior to any such increase date. On November 1, 2020, the number of common shares authorized for issuance increased automatically by 306,352 shares in accordance with the evergreen provision of the 2019 ESPP.

The 2019 ESPP permits eligible employees to purchase common shares at a discount through payroll deductions during defined six-month consecutive offering periods beginning on January 1st. The price at which the shares are purchased is equal to the lower of (i) 85% of the fair market value of the common shares on the first day of the offering or (ii) 85% of the fair market value of the common shares on the purchase date. A participant may purchase a maximum of 60,000 common shares during each offering period, not to exceed $25,000 worth of common shares on the offering date during each calendar year, and the maximum number of common shares that can be purchased by all participants during each offering period is 150,000 shares. The Company uses the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of the 2019 ESPP share-based compensation expense to be recognized during each offering period. The weighted-average grant date fair value per share for the offering period during the three and nine months ended December 31, 2020 using the Black-Scholes option-pricing model was $3.91 and $4.53, respectively.

During the three and nine months ended December 31, 2020, 27,677 and 67,218 common shares, respectively, were issued pursuant to the 2019 ESPP for total proceeds of $0.2 million and $0.6 million, respectively, and, as of December 31, 2020, 382,782 shares remain available for future issuance under the 2019 ESPP. At December 31, 2020 and March 31, 2020, the Company had an outstanding liability of $0.04 million and $0.2 million, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Stock options:

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the range of assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Risk-free interest rate	0.43%	1.55% - 1.72%	0.28% - 0.56%	1.39% - 2.33%
Expected term, in years	6.11	6.11	5.50 - 6.11	5.50 - 6.11
Expected volatility	76.9%	68.9% - 70.0%	76.5% - 78.4%	62.7% - 70.0%
Expected dividend yield	—%	—%	—%	—%

The following table presents a summary of stock option activity and data under the Company’s 2017 Plan through December 31, 2020 (in thousands, except share and per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2020	4,134,100	$6.85	$4.24	8.38
Granted	621,400	$9.72	$6.44
Forfeited	(39,150)	$12.31	$7.95
Exercised	(1,810,338)	$5.80	$3.64
Options outstanding at December 31, 2020	2,906,012	$8.04	$5.16	8.20	$23,506
Options exercisable at December 31, 2020	2,113,487	$7.33	$4.66	7.77	$18,608

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the quoted market price of our common shares at December 31, 2020. At December 31, 2020, there were 2,113,487 vested or exercisable options outstanding. During the three and nine months ended December 31, 2020, the Company granted options to purchase 6,700 and 621,400 common shares, respectively, to certain employees and directors of the Company with a weighted-average exercise price and grant date fair value per share of $9.54 and $6.32 and $9.72 and $6.44, respectively, under the 2017 Plan. The aggregate intrinsic value of options exercised to purchase 908,221 and 1,810,338 common shares, respectively, during the three and nine months ended December 31, 2020 was $7.3 million and $11.7 million, respectively.

During the year ended March 31, 2020, in connection with the resignation of the Company’s former Principal Executive Officer, fully-vested stock options to purchase 1,416,166 common shares with a weighted-average exercise price of $5.59 per share held by the former Principal Executive Officer were reclassified from equity to liabilities following the modification of the stock options to include a share repurchase feature (see Note 10). The share repurchase feature is in the form of a right of first refusal for Sumitovant to purchase up to 1,416,666 shares underlying the stock options upon exercise by the former Principal Executive Officer. The stock options remain exercisable through October 1, 2021. No shares issued upon exercise of stock options by the former Principal Executive Officer during the three and nine months ended December 31, 2020 were purchased by Sumitovant.

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

In March 2020, a total of 845,732 SARs were granted under the 2017 Plan to the Company’s Principal Executive Officer pursuant to his employment agreement. The SARs vest as to 25% on the one-year anniversary of the grant date with the remaining SARs vesting in 12 equal quarterly installments thereafter, subject to the Principal Executive Officer providing continuous service to the Company through each such vesting date. The SARs can be settled in shares or cash upon exercise, at the sole discretion of the Board. Due to the current presumption that the SARs will be settled in cash upon exercise, the SARs have been classified as a liability instrument requiring the Company to remeasure the SARs at each reporting period until exercise (see Note 10). The estimated fair value of the SARs granted was $6.2 million and $5.2 million, respectively, at December 31, 2020 and March 31, 2020.

Restricted stock unit (“RSUs”):

A summary of restricted stock unit activity under the Company’s 2017 Plan through December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at March 31, 2020	751,927	$13.84
Granted	1,424,361	$9.23
Forfeited	(243,946)	$13.61
Vested	(22,412)	$10.06
Unvested balance at December 31, 2020	1,909,930	$10.48

The fair value of the RSUs is estimated at the grant date using the Company’s common share price. During the three and nine months ended December 31, 2020, the Company granted RSUs totaling 92,300 and 1,424,361, respectively, to certain employees and directors of the Company. The weighted average grant-date fair value of RSUs granted during the three and nine months ended December 31, 2020 was $11.37 and $9.23 per unit, respectively.

Share-based compensation expense:

Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Share-based compensation recognized as:
Research and development	$404	$2,844	$1,192	$3,366
General and administrative	5,516	9,685	8,132	11,431
	$5,920	$12,529	$9,324	$14,797

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

Total unrecognized share-based compensation expense was approximately $25.4 million at December 31, 2020 and is expected to be recognized over a weighted-average period of 3.22 years.

Note 10—Fair value measurements

As of December 31, 2020 and March 31, 2020, the liabilities measured at fair value on a recurring basis consisted of certain liability classified stock options and SARs (see Note 9), which are included in share-based compensation liabilities in the accompanying condensed consolidated balance sheets. There were no assets measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2020. The following represents the fair value using the hierarchy described in Note 2[E] for the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2020 (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$1,112	$1,112
Share-based compensation liability - SARs	—	—	1,195	1,195
Total liabilities	$—	$—	$2,307	$2,307

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Share-based compensation liability - stock options	$—	$—	$7,204	$7,204
Share-based compensation liability - SARs	—	—	32	32
Total liabilities	$—	$—	$7,236	$7,236

The fair value of the stock options liability as of December 31, 2020 was calculated using the following significant unobservable inputs:

Input	December 31, 2020
Risk-free interest rate	0.10%
Expected dividend yield	—%
Expected term, in years	0.75
Expected volatility	97.7%
Exercise price (per share)	$3.86 - $4.01
Share price (per share)	$16.13
Number of stock options valued	90,000

The fair value of the SARs liability as of December 31, 2020 was calculated using the following significant unobservable inputs:

Input	December 31, 2020
Risk-free interest rate	0.86%
Expected dividend yield	—%
Expected term, in years	9.23
Expected volatility	81.3%
Post-vesting cancellation rate	5.6%
Exercise ratio	2.8
Exercise price (per share)	$9.16
Share price (per share)	$16.13
Probability input for completion of Merger	95.0%
Number of SARs granted	845,732

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the share-based compensation liabilities for the nine months ended December 31, 2020 (in thousands):

	Stock Options	SARs
Balance at March 31, 2020	$7,204	$32
Additions	—	—
Change in fair value	3,251	1,163
Settlements	(9,343)	—
Balance at December 31, 2020	$1,112	$1,195

Note 11—Commitments and contingencies

The Company entered into certain commitments under the Merck license agreement, the ICI license agreement, the enzyme supply agreement with Codexis, Inc., the information sharing collaboration agreement with Kyorin Pharmaceutical Co., Ltd and the Co-Promotion Agreement (see Note 6[G]).

In December 2020, the Company achieved a certain regulatory milestone pursuant to the Merck license agreement and, as a result, recorded a milestone payment of $14.0 million, which is included in intangible asset and accrued expenses as of December 31, 2020 in the accompanying condensed consolidated balance sheet (see Note 3).

The Company also achieved a certain regulatory milestone pursuant to the enzyme supply agreement and, as a result, recorded a milestone payment of $0.5 million, which is included in research and development expenses for the three and nine months ended December 31, 2020 in the accompanying condensed consolidated statement of operations.

In addition, the Company has entered into services agreements with third parties for pharmaceutical research and development and manufacturing activities. Expenditures to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, represent significant costs in the Company’s clinical development of its product candidates and its manufacturing of future commercial supply for GEMTESA. Subject to required notice periods, a nominal early termination fee, in certain cases, and the Company’s remaining obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional commitments as the business further develops.

During the three and nine months ended December 31, 2020, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the commitments and contingencies footnote disclosure in the Company’s audited consolidated financial statements for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 19, 2020.

Shareholder Litigation

Since the announcement of the Merger Agreement on November 12, 2020, three single-plaintiff lawsuits have been filed against USL and each of the directors serving on the Board concerning the Merger.  The first lawsuit was filed by Claudia Cisneros on January 27, 2021 in the United States District Court for the Southern District of New York, Case No. 1:21-CV-00735. The second lawsuit was filed on January 28, 2021 by Michelle Sovereign in the United States District Court for the District of Delaware, Case No. 1:21-CV-00112. The third lawsuit was filed on February 1, 2021 by Matthew Ho in the United States District Court for the Eastern District of New York, Case No. 1:21-CV-00542.  All three lawsuits assert purported violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on allegations that the Company’s preliminary proxy statement filed on December 29, 2020 with the SEC omits information about the background of the Merger, the Company’s financial projections set forth in the preliminary proxy statement, and the financial analyses of the financial advisor retained by the special committee of the Board to evaluate the fairness of the Merger from a financial standpoint. All three lawsuits seek, among other things, an injunction preventing the consummation of the Merger, or if the Merger is consummated, rescission of the Merger or an award of rescissory damages, a declaration that the Company and its directors violated Sections 14(a) and 20(a) of the Exchange Act, and the award to the plaintiff of the costs of the action, including reasonable allowance for plaintiffs’ attorneys’ and experts’ fees. The Company believes the suits are without merit and intends to defend vigorously against them.

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the loss contingency, including an estimable range, if possible, unless the Company has determined that any such reasonably possible losses will not have a material impact on the Company’s results of operations, financial condition or cash flows. The Company believes the outcome of currently pending claims or lawsuits will not likely have a material effect on its consolidated operations or financial position.

Note 12—Leases

In November 2018, the Company entered into an operating lease for office space in Irvine, California for approximately 21,489 square feet.   The lease term for the operating lease is seven years with options to terminate after five years and to extend the lease term for an additional five years which are both not reasonably certain of exercise. Subject to rent abatement for the first through fifth months of the lease, the Company will be required to pay $54,367 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. The lease commenced in June 2019, and the Company recognized an operating lease right-of-use asset of $3.0 million and an operating lease liability of $3.0 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of the landlord in the amount of $0.6 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as noncurrent restricted cash as of December 31, 2020 and March 31, 2020. The remaining lease term is 5.4 years at December 31, 2020, and the estimated incremental borrowing rate applied is 12.4%.

In April 2020, the Company entered into an amendment to its Irvine facility operating lease to add approximately 6,865 square feet of office space for a total of approximately 28,354 square feet. The lease term and option to extend the lease term for the additional office space is concurrent with the existing operating lease and expires in May 2026. Subject to rent abatement for the first through fifth months of the additional leased office space, the Company will be required to pay $17,918 per month for rent for the first twelve months of the lease term which will increase at a fixed rate of approximately 3% per year. The lease further provides that the Company is obligated to pay certain variable costs, including common area maintenance expenses. In accordance with ASC 842, Leases, the Company determined the operating lease for the additional office space to be a separate lease and not an amendment of the original lease terms of the Irvine facility. The lease commenced in May 2020, and the Company recognized an operating lease right-of-use asset of $0.9 million and an operating lease liability of $0.9 million. The remaining lease term was 5.4 years at December 31, 2020, and the estimated incremental borrowing rate applied was 11.6%.

In June 2019, the Company entered into a sublease agreement with a related party, RSI, for office space in Durham, North Carolina for approximately 2,784 square feet. The lease term for the operating lease is six years and two months with no option to extend the lease term. The Company is required to pay $7,192 per month through July 2020 which will increase at a fixed rate of 3% per year. The lease commenced in June 2019, and the Company recognized an operating lease right-of-use asset of $0.4 million and an operating lease liability of $0.4 million. In connection with the lease, the Company maintains a standby letter of credit for the benefit of RSI in the amount of $0.02 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as noncurrent restricted cash as of December 31, 2020 and March 31, 2020. The remaining lease term is 4.6 years at December 31, 2020, and the estimated incremental borrowing rate applied is 12.4%.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2020	March 31, 2020
Operating lease right-of-use assets	$3,705	$3,135

Operating lease liabilities, current portion	$520	$351
Operating lease liabilities, long-term portion	3,588	3,086
Total lease liabilities	$4,108	$3,437

Weighted average remaining lease term (years)	5.4 years	6.1 years
Weighted average discount rate	12.2%	12.4%

Supplemental cash flow information for the nine months ended December 31, 2020 and 2019 related to operating leases as follows (in thousands):

	December 31,
	2020	2019
Cash paid within cash flows used in operations	$621	$153
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$910	$3,414
Amortization of operating lease right-of-use assets	$340	$195

The undiscounted future lease payments under the lease liabilities as of December 31, 2020 were as follows (in thousands):

Years Ending March 31,	Lease Payments
Remainder of 2021	$244
2022	1,001
2023	1,031
2024	1,061
2025	1,094
Thereafter	1,233
Total lease payments	5,664
Less: imputed interest	(1,556)
Total lease liabilities	$4,108

Operating lease costs for the three and nine months ended December 31, 2020 and 2019 were $0.2 million and $0.7 million and $0.2 million $0.5 million, respectively. Short-term and variable lease costs were not material for the three and nine months ended December 31, 2020 and 2019.

Note 13—Subsequent events

[A] Sumitomo loan agreement amendment and funding

On February 5, 2021, the Company and Sumitomo Dainippon Pharma entered into an amendment to the Sumitomo Loan Agreement in which the maximum principal amount available to the Company to borrow pursuant to the terms of the Sumitomo Loan Agreement was increased by $125.0 million to a total of $425.0 million (see Note 5).

In January 2021, the Company received gross proceeds of $58.0 million pursuant to a draw under the Sumitomo Loan Agreement (see Note 5). Subsequent to this draw, $267.5 million was outstanding under the Sumitomo Loan Agreement and $157.5 million of borrowing capacity, which includes the increase from the Sumitomo Loan Agreement amendment, remained available to the Company, which amount may be drawn down by the Company, upon request, no more than once in any calendar quarter, pursuant to funding requests by the Company that are made in accordance with the Company’s Board-approved operating budget.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the United States Securities and Exchange Commission, or the SEC, on June 19, 2020. Please see the section entitled “Cautionary Statement Regarding Forward-Looking Statements” preceding Item 1 of this Quarterly Report on Form 10-Q for information regarding forward-looking statements.

Business Overview

We are a biopharmaceutical company focused on developing and commercializing innovative therapies for urologic conditions. Our goal is to be a leading urology company by developing, commercializing and acquiring innovative therapies. Our lead product, GEMTESA (vibegron), is an oral, once-daily (75 mg) small molecule that was observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays. GEMTESA was approved by the U.S. Food and Drug Administration, or FDA, in December 2020 for the treatment of adult patients with overactive bladder, or OAB, with symptoms of urge urinary incontinence, or UUI, urgency and urinary frequency. We expect to commercially launch GEMTESA in the United States in late calendar Q1 2021. GEMTESA is also currently being developed for an additional indication for the treatment of OAB in men with benign prostatic hyperplasia, or BPH.  Our second product candidate, URO-902, is a novel gene therapy that we are developing for patients with OAB who have failed oral pharmacological therapy.  GEMTESA was licensed to us in February 2017 by Merck Sharp & Dohme Corp., or Merck, and URO-902 was licensed to us in August 2018 by Ion Channel Innovations, LLC, or ICI.

We were incorporated in January 2016, and our operations to date have consisted of organizing and staffing our company, identifying and in-licensing product candidates, including acquiring the rights to GEMTESA and URO-902, preparing for and advancing the clinical development of our lead product and gene therapy product candidate and preparing for the commercialization of GEMTESA.

Our development programs and expected upcoming milestones are summarized in the following figure:

Merger Agreement

On November 12, 2020, Sumitovant Biopharma Ltd., or Sumitovant, Titan Ltd., a wholly owned subsidiary of Sumitovant, or Merger Sub, Urovant Sciences Ltd., or USL, and, solely with respect to Section 9.13 of the Merger Agreement, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon Pharma, entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of Merger Sub with and into USL, or the Merger, with USL continuing as the surviving company in the Merger and a wholly-owned subsidiary of Sumitovant, or the Surviving Company. In connection with the Merger, and subject to the description below, holders of USL’s common shares will be entitled to receive $16.25 per share, without interest. The Merger is not subject to any financing condition. Please see Note 6[A] to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Merger and the Merger Agreement.

GEMTESA (vibgeron)

GEMTESA was approved by the FDA in December 2020 for the treatment of adult patients with OAB with symptoms of UUI, urgency and urinary frequency. We are also currently developing GEMTESA in an additional target indication of OAB in men with BPH. GEMTESA is an oral, once-daily, small molecule that was observed to be a highly selective agonist of the human beta-3 adrenergic receptor in in vitro assays.

Urovant Sciences GmbH, or USG, our wholly-owned subsidiary, holds global commercial rights to GEMTESA, excluding China, Japan and certain other Asian countries. In September 2017, Kyorin Pharmaceutical Co., Ltd., or Kyorin, submitted a marketing application for vibegron to the Japan Pharmaceuticals and Medical Devices Agency, and in September 2018, received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB.

Treatment of OAB

We believe GEMTESA offers a differentiated profile compared to current OAB therapies. We believe GEMTESA has the potential to address the limitations of both anticholinergics and mirabegron and become a differentiated beta-3 agonist based on the following advantages:

•

Met both co-primary endpoints (statistically significant reduction in daily micturitions and daily UUI episodes) and all seven key secondary endpoints in our international pivotal Phase 3 EMPOWUR trial.    In this pivotal Phase 3 clinical trial, GEMTESA 75 mg met both co-primary efficacy endpoints and all seven key secondary endpoints, including a clinically meaningful reduction in daily urgency episodes. In the primary efficacy analysis, once-daily GEMTESA met the co-primary endpoints at week 12, achieving statistical significance over placebo on both reduction in daily UUI episodes (p<0.0001) and reduction in daily micturitions (p<0.001). The difference from placebo was statistically significant as early as week 2, which was the first timepoint measured, for both episodes and micturitions (p<0.0001 and p<0.001, respectively), and statistically significant efficacy was maintained at all timepoints measured through the end of the study for both endpoints. Additionally, at all measured timepoints, GEMTESA achieved numerically better efficacy than tolterodine, the active control in this study, which is a currently available OAB treatment. All seven pre-specified key secondary endpoints were met, including a statistically significant reduction in daily urgency episodes compared to placebo (p=0.002).

•

Statistically significant reduction in daily UUI and total incontinence episodes from baseline to week 52 between GEMTESA and tolterodine.    A post-hoc analysis was performed on the results from the double-blind extension of our pivotal Phase 3 EMPOWUR trial to compare the change from baseline to week 52 results between GEMTESA and the active control, tolterodine. In the post-hoc analysis, GEMTESA showed a statistically significant reduction in daily UUI and total incontinence episodes from baseline to 52 weeks compared to tolterodine.

•

Broader efficacy claims in our approved label including urgency data.    Currently, no other approved OAB therapies in the United States can promote efficacy data for the reduction of urgency episodes related to OAB symptoms. The approved label for GEMTESA includes urgency data as the most important secondary endpoint.

•

Rapid onset of action.    In clinical trials, GEMTESA has demonstrated an onset of action in as early as two weeks. In our international pivotal Phase 3 EMPOWUR trial, GEMTESA achieved rapid onset by two weeks in both co-primary endpoints and reduction in daily urgency episodes, making GEMTESA the only beta-3 agonist to demonstrate an onset of action by two weeks.

•

No QTc signal.    In a QTc study designed to assess the potential for increased risk of ventricular arrhythmia and torsades de pointes, GEMTESA showed no QTc prolongation at therapeutic or supratherapeutic doses. GEMTESA is the only beta-3 agonist without demonstrated QTc prolongation in the product label.

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

•

No CYP2D6 drug-drug interactions.    CYP2D6 is one of the most important and common enzymes involved in the metabolism of drugs. GEMTESA is not an inhibitor of CYP2D6 and therefore has a reduced risk for potentially harmful drug-drug interactions.

•	Single, convenient dose. GEMTESA is the only beta-3 agonist available that does not require dose titration.
•

Crushable dose formulation.    The approved label for GEMTESA provides for the administration of GEMTESA with or without food and as a crushed tablet in applesauce. GEMTESA is the only beta-3 agonist that can be crushed and delivered in food, an important option for elderly and other select patients.

To support the anticipated commercial launch of GEMTESA for OAB in the United States in late calendar Q1 2021, we have hired an initial sales force of approximately 155 persons in the United States, targeting urologists and other specialists that treat a high number of patients with urologic conditions and prescribers in long-term care facilities. We intend to scale the commercial presence to reach additional health care professionals as GEMTESA sales grow.

We have also entered into a co-promotion agreement, or the Co-Promotion Agreement, with Sunovion, in which Sunovion will be our co-promoter of GEMTESA to primary care physicians in the United States. Please see Note 6[G] to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Co-Promotion Agreement. In addition, we have entered into a market access services agreement, or the Market Access Services Agreement, with Sunovion in which Sunovion has agreed to provide certain market access and administrative services with respect to the distribution and sale of GEMTESA in the United States. Please see Note 6[F] to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Market Access Services Agreement.

We believe that our commercial leadership team, with experience launching prescription products in the OAB market, and our collaboration with Sunovion, positions us well to efficiently pursue the significant market opportunity for GEMTESA in the United States. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for GEMTESA outside the United States.

Our Phase 3 Program for the Treatment of OAB

In March 2018, we enrolled the first patients in our international pivotal Phase 3 EMPOWUR trial of GEMTESA in adults with OAB. The EMPOWUR trial was a randomized, double-blind, placebo- and active comparator-controlled clinical trial in men and women with OAB having or not having UUI episodes. The trial had a design in line with the Phase 2b clinical trial conducted by Merck and the Japanese Phase 3 clinical trial conducted by Kyorin. Enrollment of more than 1,500 patients into the EMPOWUR trial was completed in October 2018.  In March 2019, we reported positive top-line results from our international pivotal Phase 3 EMPOWUR trial of GEMTESA in adults with OAB.

The results of the co-primary and key secondary endpoints used in our Phase 3 EMPOWUR trial at the end of the study are depicted below.

The EMPOWUR Phase 3 clinical trial data showing reductions in daily UUI episodes over time are shown in the graphs below.

The EMPOWUR Phase 3 clinical trial data showing reductions in daily UUI episodes at the end of the study for patients in the GEMTESA treatment group, compared to the tolterodine treatment group and placebo treatment group, are shown in the graphs below.

GEMTESA was well tolerated and the most common adverse events reported versus placebo (>2% in GEMTESA and greater than placebo) were headache (4.0% vs 2.4%), nasopharyngitis (commonly known as a cold) (2.8% vs 1.7%), diarrhea (2.2% vs 1.1%), and nausea (2.2% vs 1.1%). The frequency of serious adverse events was similar across treatment arms (1.1% in placebo, 1.5% in GEMTESA), and 2.3% in tolterodine). The incidence of the reported adverse event of hypertension was equal to placebo (1.7% in GEMTESA), 1.7% in placebo, and 2.6% in tolterodine).

In the Phase 3 EMPOWUR trial there were two serious adverse events, or SAEs, reported in two patients in the GEMTESA treatment group considered to be treatment related by the investigator: (1) non-cardiac chest pain in one patient (with no evidence of an acute cardiac event) and (2) pneumonia in one patient. Our independent assessment did not consider these SAEs to be treatment related.

In September 2019, we reported positive long-term data from the double-blind extension of our pivotal Phase 3 EMPOWUR trial of GEMTESA in adults with OAB. In this double-blind extension of the Phase 3 EMPOWUR trial with over 500 patients, GEMTESA 75 mg further improved the treatment benefit on key OAB symptoms such as micturitions, UUI, urgency and total incontinence over the 40-week extension period. Among the 52-week EMPOWUR GEMTESA treatment group, the reduction in micturitions at week 52 was 2.4 episodes per day from a baseline of 11.32 episodes and the reduction in urgency episodes was 3.4 episodes per day from a baseline of 8.0 episodes. GEMTESA demonstrated sustained efficacy for UUI as the reduction in UUI was 2.2 episodes at week 52 from a baseline of 3.18 per day. In addition, a total of 61% of patients on GEMTESA achieved at least a 75% reduction in their daily UUI episodes from baseline at week 52 and 41% of patients on GEMTESA became “dry” which is defined as having no UUI episodes at week 52. In the 40-week extension of our Phase 3 EMPOWUR trial, there was one death in the GEMTESA treatment group, a 63-year old patient due to arteriosclerotic disease, assessed by the investigator and the sponsor to not be treatment related. The overall adverse event profile of GEMTESA from the 40-week extension study was consistent with the 12-week EMPOWUR Phase 3 study. GEMTESA was well tolerated and the most common adverse events reported versus tolterodine were hypertension (8.8% vs. 8.6%), urinary tract infections (6.6% vs. 7.3%), and headache (5.5% vs. 3.9%). All other common adverse events such as upper respiratory tract infection and diarrhea were below 5% for both GEMTESA and tolterodine. Overall, GEMTESA 75 mg demonstrated a continued improvement in symptoms with sustained efficacy and a favorable long-term safety and tolerability profile.

For the double-blind extension of our pivotal Phase 3 EMPOWUR trial, a post-hoc analysis was performed to compare the change from baseline to week 52 results between GEMTESA and tolterodine. In the post-hoc analysis, GEMTESA showed a statistically significant reduction in daily UUI and total incontinence episodes from baseline to 52 weeks compared to the active control, tolterodine. The trial data analysis showing reductions in daily UUI episodes between GEMTESA and tolterodine over time is in the graph below.

Our Phase 3 Program for the Treatment of OAB in Men with BPH

In March 2019, we initiated the Phase 3 COURAGE randomized, double blind, placebo-controlled trial for OAB in men with BPH who are also taking BPH medications but continue experiencing OAB symptoms. The study is expected to enroll approximately 1,000 patients and is being conducted in two phases.  In part one, we assessed the initial safety in 82 patients via an independent Data Safety Monitoring Board. Part one of the study was completed and after reviewing the safety data, the independent Data Safety Monitoring Board agreed that we could begin part two of the study, which we initiated in October 2019. Part two is assessing efficacy and safety in all patients, and testing 75 mg of GEMTESA versus placebo, the same dose studied in our Phase 3 EMPOWUR trial. The primary efficacy consists of the co-primary efficacy endpoints, change from baseline in the average number of micturitions per 24 hours and change from baseline in the average number of urgency episodes per 24 hours. The primary efficacy timepoint is Week 12 after treatment. Secondary endpoints include change from baseline in the average number of nocturia episodes per night, which is awakening at night to use the bathroom to urinate, UUI episodes per day, the average volume voided per micturition, prostate symptom scores and safety. The duration for the double-blind study is 24 weeks. In addition, a 28-week open-label extension study will evaluate the long-term safety and efficacy of GEMTESA in men with OAB symptoms and on another therapy for BPH. As a result of the impact of COVID-19 on the Phase 3 COURAGE trial enrollment, we now expect to receive top-line data from the Phase 3 COURAGE trial in the first half of 2022.  See the section titled “Impact of COVID-19” below for more details.

Our Phase 2a Program for the Treatment of Abdominal Pain Due to IBS

In December 2018, we enrolled our first patient in this trial. The Phase 2a trial was a double-blind, placebo-controlled study in women with abdominal pain due to IBS with predominant diarrhea, or IBS-D, or mixed episodes of diarrhea and constipation, or IBS-M. The trial enrolled over 200 patients in the United States, randomized to receive either 75 mg of GEMTESA or placebo, administered orally once daily for a 12-week period. The primary endpoint was a 30% reduction in abdominal pain intensity, while secondary endpoints included Global Improvement Scale ratings, stool symptoms and safety. In November 2020, we reported topline data which demonstrated that the study did not meet the primary endpoint with 40.9% of GEMTESA IBS-D patients achieving at least a 30% improvement in average worst abdominal pain over the week 12 period, compared to 42.9% in the placebo group. The most important secondary endpoint demonstrated 42.4% of Global Improvement Scale responders at Week 12 for IBS-D patients in the GEMTESA group, compared with 33.3% for placebo but this was not statistically significant for the IBS-D, IBS-M or the overall IBS population. We will continue to analyze the full data set of this study.

GEMTESA was very well tolerated in the study and did not lead to any worsening of IBS symptoms. Discontinuation rates due to adverse events were 0% in the GEMTESA group and 2.7% in placebo. The frequency of serious adverse events was similar across treatment arms with one serious adverse event in the placebo group and two in the GEMTESA treatment group which were not considered treatment related by the investigator. The adverse events reported for GEMTESA were in the placebo range (33.3% in both groups). In particular, the adverse events of worsening of IBS were 2.7% for both GEMTESA and placebo and the adverse event of diarrhea was 0% for GEMTESA 75 mg and 1.8% for placebo, respectively.

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

All patients in the first cohort have reached week 6, and, in February 2021, after reviewing the safety data, the independent Data Safety Monitoring Board agreed that we can proceed with the second cohort of the study. As a result of the impact of COVID-19 on the Phase 2a clinical trial enrollment, we now expect to receive the week 12 primary efficacy and safety top-line data from both cohorts in the Phase 2a clinical trial in the first half of 2022 and full trial data after the completion of the 48-week post-treatment period in the second half of 2022. See the section titled “Impact of COVID-19” below for more details.

Recent Key Agreements

Information Sharing and Cooperation Agreement

On May 21, 2020, we entered into an information sharing and cooperation agreement, or the Sumitovant Information Sharing Agreement, with Sumitovant. The Sumitovant Information Sharing Agreement, among other things, obligates us to deliver to Sumitovant drafts of (i) our quarterly and annual financial statements and (ii) the discussion and analysis by our management of the Company’s financial condition and the results of our operations for such fiscal periods, prior to the applicable deadlines for filing such information with the SEC.  We also agreed to coordinate with Sumitovant before releasing earnings results or any interim financial guidance and to notify Sumitovant before issuing any other material press releases.

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

Market Access Services Agreement

On June 17, 2020, USG entered into the Market Access Services Agreement with Sunovion. Pursuant to the Market Access Services Agreement, among other things, USG appointed Sunovion as the exclusive distributor of GEMTESA in the United States, including all of its territories and possessions. The Market Access Services Agreement was amended on December 21, 2020 and January 8, 2021 to clarify and add certain terms to the Market Access Services Agreement.

Sunovion, in turn, has agreed to provide certain market access services with respect to the distribution and sale of GEMTESA including, among other things:  (i) adding GEMTESA to Sunovion’s agreements with its third party logistics providers; (ii) adding GEMTESA to certain of Sunovion’s contracts with wholesalers, group purchasing organizations and integrated delivery networks; (iii) facilitating USG’s entry into new contracts with certain health organizations regarding GEMTESA; (iv) managing the validation, processing and payment of rebates, chargebacks, and certain administrative, distribution and service fees related to GEMTESA; (v) providing USG with price reporting metrics and other information required for it to comply with applicable government price reporting requirements; (vi) coordinating with USG and any applicable wholesalers to address any recalls, investigations, or product holds; and (vii) providing certain other ancillary support services to facilitate the foregoing.

In order to facilitate Sunovion’s provision of these services, USG agreed, among other things, to: (i) grant Sunovion a non-exclusive license under all intellectual property owned or controlled by USG, solely to enable Sunovion to perform the contemplated services; (ii) provide Sunovion periodic reports of sales projections and volume requirements, as well as such other information as Sunovion reasonably requests or may need to perform the services; (iii) comply with the provisions of any agreements between Sunovion and third parties pursuant to which GEMTESA will be distributed or sold; (iv) cooperate with certain investigations related to orders and audits of USG’s quality systems; and (v) promptly notify Sunovion in the event GEMTESA is recalled.

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

The Market Access Services Agreement also contains customary representations and warranties by the parties and customary provisions related to confidentiality, indemnification and insurance.  The initial term of the Market Access Services Agreement is three years.  Thereafter, the term will be automatically extended for one-year periods, unless either party provides notice of its intent to terminate the agreement at least nine (9) months prior to the expiration of the applicable term.  Either party may also terminate the agreement prior to the end of its term in the event of an uncured material breach by the other party or if such other party becomes insolvent or undergoes a change of control. Finally, USG may also terminate the Market Access Services Agreement if Sunovion fails to satisfy certain market access milestones or upon payment of a break-up fee. During the three and nine months ended December 31, 2020, the Company incurred $0.6 million and $1.1 million, respectively, pursuant to this agreement.

Co-Promotion Agreement

On October 6, 2020, USG entered the Co-Promotion Agreement with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of GEMTESA to primary care physicians in the United States, including all of its territories and possessions, or the Territory, for the period commencing upon the regulatory approval of GEMTESA and ending on March 31, 2026, or the Co‑Promotion Period.

Sunovion has agreed, among other things, to use its commercially reasonable efforts to co-promote GEMTESA to primary care physicians in the Territory during the Co-Promotion Period.  Sunovion has also agreed that during the term of the Co-Promotion Agreement it will not directly or indirectly promote, co-promote, detail, market or commercialize any other products with an indication for OAB, and will cause its affiliates to refrain from the same.

In addition, we have agreed, among other things to: (i) use our commercially reasonable efforts to co-promote, manufacture, and otherwise commercialize GEMTESA in the Territory; (ii) prepare all materials that will be used to promote and market GEMTESA, subject to review and approval of the parties; (iii) develop and provide to Sunovion all materials necessary to train Sunovion’s sales representatives and managers; and (iv) remain responsible for all regulatory obligations related to GEMTESA.

During the Co-Promotion Period, we and Sunovion will incur expenses related to co-promotion of GEMTESA to primary care physicians in accordance with a budget that the parties will develop, review and approve annually.  Sunovion has agreed that for the period commencing upon the regulatory approval of GEMTESA and ending on March 31, 2023, or the Initial Co‑Promotion Period, it will incur at least $60 million of co-promotion expenses specific to the promotion of GEMTESA, which amount may be increased upon agreement of the parties, or the Initial Threshold.  After Sunovion reaches the Initial Threshold in expenses for the Initial Co-Promotion Period, we shall be responsible for all co-promotion expenses incurred thereafter.

As consideration for the co-promotion activities, starting on April 1, 2023, USG will pay Sunovion certain percentages of the net sales of GEMTESA in the Territory on a quarterly basis until the amounts paid reach a contractually agreed payment threshold that will be calculated based on the amount expended by Sunovion under the Initial Threshold, or the Payout Threshold.  USG will pay Sunovion the percentages of the net sales of GEMTESA until Sunovion has received fees totaling $108 million, plus any expenses that Sunovion incurs in excess of $60 million through the Co-Promotion Period.

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

No amounts were incurred pursuant to the Co-Promotion Agreement during the three and nine months ended December 31, 2020.

Merger Agreement

On November 12, 2020, we, Sumitovant, Merger Sub, and Sumitomo Dainippon Pharma, entered into the Merger Agreement with respect to the Merger.  Please see Note 6[A] to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Merger Agreement.

Voting and Support Agreement

On November 12, 2020, Sumitovant and USL entered into a Voting and Support Agreement, or the Voting Agreement, whereby Sumitovant has agreed, among other things, that at any meeting of the shareholders of USL or in connection with any written consent of the shareholders of USL, Sumitovant will appear at such meeting or cause its common shares to be counted as present at such meeting for purposes of establishing a quorum and, so long as Sumitovant is not prohibited from doing so by applicable law or a contractual obligation with USL, vote or consent in favor of the Merger and the adoption of the Merger Agreement.

Amendment to Sumitomo Loan Agreement

On February 5, 2021, the Company and Sumitomo Dainippon Pharma entered into an amendment to the $300 million unsecured revolving debt facility with Sumitomo Dainippon Pharma, or the Sumitomo Loan Agreement, in which the maximum principal amount available to us to borrow pursuant to the terms of the Sumitomo Loan Agreement was increased by $125.0 million to a total of $425.0 million.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified. Due to the rapid and global spread of the virus, in March 2020, the World Health Organization categorized the novel COVID-19 as a pandemic, and it has spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines and causing some businesses to suspend operations. Although many stay-at-home orders have been lifted, the impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. To date, our operations have not been significantly impacted by the COVID-19 pandemic other than, for GEMTESA, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new patients into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS. For URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new patients in our Phase 2a trial due to the COVID-19 pandemic. Patients that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new patients for both GEMTESA and URO-902, we re-opened the clinical trial sites in a stepwise manner to allow for screening of new patients, and all of our sites have been re-opened as of December 31, 2020. However, as the COVID-19 pandemic and spread of the virus has continued, the enrollment rates in our Phase 3 COURAGE trial and our Phase 2a trial for URO-902 have not met our initial projections and, as a result, we have shifted our clinical trial timelines for the availability of top-line data for each study from the second half of 2021 to the first half of 2022. We continue to evaluate the impact COVID-19 may have on our clinical trial plans and timelines.

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

Further, the COVID-19 pandemic may negatively affect our supply chain and our commercial launch activities. We rely exclusively on third-party manufacturers to manufacture GEMTESA and URO-902 and our key third-party suppliers and manufacturers have been able to broadly maintain operations. To date, we have not experienced any significant disruption in our current supply chain for our clinical trials and initial product for commercial launch of GEMTESA or any negative impact or delay in our commercial launch activities or timelines as a result of COVID-19. While we currently do not anticipate any interruptions in our manufacturing process or commercial launch activities, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to supply and/or manufacture our products and our ability to conduct our commercial launch activities.

Our clinical trials may also continue to be affected in the future by the COVID-19 pandemic. Site initiation may be delayed due to prioritization of healthcare resources toward the COVID-19 pandemic. The COVID-19 pandemic may cause enrollment rates in our clinical trials to not meet expectations as some patients may not be willing to enroll into clinical studies due to the ongoing pandemic or may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. We had a temporary halt in screening of new patients and the ongoing effects of the COVID-19 pandemic on our clinical trials has resulted in a shift in our clinical trial timeline as described above. We are working diligently with our clinical research organizations, or CROs, to implement strategies to increase our enrollment rates and achieve our clinical development timelines. We are continuing to evaluate any additional impact the COVID-19 pandemic may have on our clinical development timelines and the future enrollment of patients in our Phase 3 COURAGE trial for GEMTESA and Phase 2a clinical trial for URO-902.

The ultimate impact of the COVID-19 pandemic is highly uncertain, and we do not yet know the full extent of potential delays or impacts on our business, our financial results, our clinical trials, our supply chains, our commercial launch activities, end user demand for GEMTESA, healthcare systems or the global economy as a whole. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the COVID-19 pandemic, new information which may emerge concerning the severity of COVID-19 (including new strains of the coronavirus) and the actions to contain COVID-19 or treat its impact, including the timing, distribution and efficacy of vaccines and other treatments, among others. As such, the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations is uncertain and cannot be predicted.

Financial History

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows as we continue to prepare for the commercialization of GEMTESA and continue to develop GEMTESA for other indications and our gene therapy product candidate. To date, we have not generated any revenue.

We have historically funded our operations primarily from the issuance and sale of our common shares, from the Sumitomo Loan Agreement and from the term loans we had pursuant to the loan agreement with Hercules Capital, Inc., or Hercules. These term loans with Hercules were repaid in January 2020. Additional information about our sources of funding is included under “—Liquidity and Capital Resources—Sources of Liquidity” below.

Financial Operations Overview

Revenue

With the approval of our New Drug Application, or NDA, for GEMTESA for the treatment of OAB by the FDA in December 2020, we expect to begin to recognize product revenues after our initial product launch in April 2021.

Research and Development Expenses

Our research and development expenses to date have been primarily attributed to the license of rights to GEMTESA and URO-902, the initiation and ongoing activities related to our clinical programs and the increase in our personnel. Research and development expenses include program-specific costs, as well as costs that are not allocated to a specific program.

Program-specific costs include:

•

direct third-party costs such as expenses incurred under agreements with clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, the cost of consultants who assist with the development of GEMTESA on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical studies and clinical trials, and other third-party expenses directly attributable to the development of our product candidates.

Unallocated costs primarily include:

•	employee-related expenses, such as salaries, share-based compensation, benefits and travel expense for our research and development personnel; and
•	other expenses, which include the costs of consultants who assist with research and development activities not specific to a program.

Research and development expenses also include in-process research and development expense related to our acquisition of the rights to our product and gene therapy product candidate, GEMTESA and URO-902, from Merck and ICI, respectively.

Research and development activities will continue to be central to our business model. Product candidates in later stages of clinical development, such as GEMTESA, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct. We expect our overall research and development expenses to continue to be a significant area of spend over the next several years as we advance the clinical development of GEMTESA for the treatment of OAB in men with BPH and URO-902. With the approval of GEMTESA for the treatment of patients with OAB, development costs for GEMTESA for OAB will decrease but are expected to be partially offset by increases in development costs of GEMTESA for other indications and URO-902, particularly if the programs are successful, as well as increases in other areas, such as regulatory, pharmacovigilance, and medical affairs.

The duration, costs and timing of clinical trials of our current and future product candidates will depend on a variety of factors that include, but are not limited to: the number of trials required for approval; the per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the countries in which the trial is conducted; the length of time required to enroll eligible patients; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the potential additional safety monitoring or other studies requested by regulatory agencies; the duration of patient follow-up; the timing and receipt of regulatory approvals; the costs of clinical trial material; the efficacy and safety profile of the product candidates; and any impact as a result of the COVID-19 pandemic. For example, beginning in mid-March 2020, we temporarily halted the screening of new patients for six weeks in all our ongoing clinical trials due to the COVID-19 pandemic, and enrollment rates for our ongoing studies have not met our expected timeline for enrollment. The temporary halt in screening and lower than expected enrollment rates resulted in lower clinical trial expenses than forecasted during the nine months ended December 31, 2020. However, we currently expect our clinical trial expenses during the fiscal year ending March 31, 2022 to increase for our Phase 3 COURAGE trial and Phase 2a trial for URO-902 as screening resumed for both studies in May 2020 and enrollment strategies are being identified and implemented in collaboration with our CROs.

In addition, the probability of success for URO-902 and any other product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our research and development activities may be subject to change from time to time as we evaluate our priorities and available resources.

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

Our general and administrative expenses to date have increased primarily to support our organizational growth, commercial readiness costs which includes establishing certain sales, marketing, and commercialization functions in advance of the approval of GEMTESA, and costs of continuing to operate as a public company. We anticipate our general and administrative expenses to continue to increase in the future as we prepare for the commercial launch of GEMTESA.

With the approval of GEMTESA by the FDA in December 2020, we expect that we will incur significantly increased expenses associated with building our salesforce function, funding commercial activities, and the potential future payment obligations pursuant to the Co-Promotion Agreement, which are expected to begin in April 2023. These increases will likely include increased costs related to the hiring of additional personnel, sales and marketing costs, and general overhead. Additionally, these anticipated expenditures include costs associated with being a public company, such as services associated with maintaining compliance with the requirements of The Nasdaq Global Select Market, or Nasdaq, and the SEC, insurance costs, and investor relations costs.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019
Operating expenses:
Research and development	$15,616	$23,099
General and administrative	29,965	16,687
Total operating expenses	45,581	39,786
Other income (expense):
Interest expense, net	(1,615)	(1,401)
Other income (expense), net	271	(34)
Loss before (benefit from) provision for income taxes	(46,925)	(41,221)
(Benefit from) provision for income taxes	(128)	38
Net loss	$(46,797)	$(41,259)

Research and Development Expenses

For the three months ended December 31, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Three Months Ended December 31,
	2020	2019
Program-specific costs:
GEMTESA (vibegron)	$9,152	$17,053
URO-902	1,816	1,110

Unallocated costs:
Share-based compensation	404	2,844
Personnel expenses	2,929	1,583
Other expense	1,315	509
Total research and development expenses	$15,616	$23,099

Research and development expenses decreased by $7.5 million, to $15.6 million, for the three months ended December 31, 2020 compared to $23.1 million for the three months ended December 31, 2019. The decrease in research and development expenses was primarily attributed to the following:

•

a decrease of $5.4 million in fees paid pursuant to the Prescription Drug User Fee Act, or PDUFA, in connection with the submission of our NDA for GEMTESA and the milestone payment pursuant to the collaboration agreement with Kyorin, each of which was paid in December 2019 and did not re-occur in the three months ended December 31, 2020;

•

a decrease of $2.4 million in share-based compensation due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of Roivant Sciences Ltd.’s, or RSL, interest in the Company to Sumitomo Dainippon Pharma in December 2019;

•	a decrease of $1.9 million in other program-specific third-party research and development costs; and
•

a decrease of $1.5 million in chemistry, manufacturing and controls costs as a result of the increased manufacturing of drug substance for validation batches of GEMTESA in the prior year compared to the current year.

These decreased expenses were partially offset by increases primarily attributed to the following:

•

an increase of $1.6 million in CRO costs primarily due to the completion of our Phase 2a clinical trial for GEMTESA for the treatment of abdominal pain due to IBS and the continuation of our other ongoing clinical trials;

•	an increase of $1.3 million in personnel-related costs due to increased headcount; and
•	an increase of $0.8 million in other unallocated research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $13.3 million, to $30.0 million, for the three months ended December 31, 2020 compared to $16.7 million for the three months ended December 31, 2019.  The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $7.9 million in commercial readiness costs;
•	an increase of $4.8 million in personnel-related costs due to increased headcount to support our organizational growth as we continue to prepare for our commercial launch of GEMTESA;
•

an increase of $3.7 million in legal and other professional and consulting fees primarily due to transaction related legal and finance costs in connection with the Merger Agreement and increase service provider costs to support our operational growth; and

•

an increase of $1.1 million in general overhead and corporate expenses due to increased costs associated with operating as a public company, such as director and officer insurance premiums and larger office facilities to accommodate our increased headcount.

These increased costs were partially offset by a decrease of $4.2 million in share-based compensation expense for stock options and restricted stock units granted to employees and board members due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo Dainippon Pharma in December 2019.

Interest Expense, Net

Interest expense, net for the three months ended December 31, 2020 consists of interest expense related to the Sumitomo Loan Agreement, as well as the associated non-cash amortization of debt issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net for the three months ended December 31, 2019 includes the interest expense related to our prior loan agreement with Hercules, which was terminated in January 2020. Interest expense, net, increased by $0.2 million, to $1.6 million, for the three months ended December 31, 2020 compared to $1.4 million for the three months ended December 31, 2019 primarily due to the Company entering into the Sumitomo Loan Agreement in December 2019.

Comparison of the Nine Months Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Operating expenses:
Research and development	$46,506	$62,909
General and administrative	61,387	29,587
Total operating expenses	107,893	92,496
Other expense:
Interest expense, net	(4,522)	(2,495)
Loss on disposal of property and equipment	—	(236)
Other expense, net	(155)	(145)
Loss before (benefit from) provision for income taxes	(112,570)	(95,372)
(Benefit from) provision for income taxes	(123)	113
Net loss	$(112,447)	$(95,485)

Research and Development Expenses

For the nine months ended December 31, 2020 and 2019, our research and development expenses consisted of the following (in thousands):

	Nine Months Ended December 31,
	2020	2019
Program-specific costs:
GEMTESA (vibegron)	$29,444	$51,179
URO-902	4,998	1,929

Unallocated costs:
Share-based compensation	1,192	3,366
Personnel expenses	8,314	4,789
Other expense	2,558	1,646
Total research and development expenses	$46,506	$62,909

Research and development expenses decreased by $16.4 million, to $46.5 million, for the nine months ended December 31, 2020 compared to $62.9 million for the nine months ended December 31, 2019. The decrease in research and development expenses was primarily attributed to the following:

•	a decrease of $15.3 million in CRO costs primarily due to the completion of the Phase 3 EMPOWUR study and the ambulatory blood pressure study for GEMTESA in the prior fiscal year;
•

a decrease of $5.4 million in fees paid pursuant to the Prescription Drug User Fee Act, or PDUFA, in connection with the submission of our NDA for GEMTESA and the milestone payment pursuant to the collaboration agreement with Kyorin, each of which was paid in December 2019 and did not re-occur in the nine months ended December 31, 2020;

•	a decrease of $2.6 million in other program-specific third-party research and development costs; and
•

a decrease of $2.2 million in share-based compensation due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo Dainippon Pharma in December 2019.

These decreased expenses were partially offset by increases primarily attributed to the following:

•

an increase of $4.7 million in chemistry, manufacturing and controls costs as a result of sourcing materials and the manufacturing of validation batches of GEMTESA, as well as the manufacturing of drug substance for future clinical supply of URO-902;

•	an increase of $3.5 million in personnel-related costs due to increased headcount; and
•	an increase of $0.9 million in other unallocated research and development costs.

General and Administrative Expenses

General and administrative expenses increased by $31.8 million, to $61.4 million, for the nine months ended December 31, 2020 compared to $29.6 million for the nine months ended December 31, 2019. The increase in general and administrative expenses was primarily attributed to the following:

•	an increase of $16.3 million in commercial readiness costs;
•	an increase of $11.9 million in personnel-related costs due to increased headcount to support our organizational growth as we continue to prepare for our commercial launch of GEMTESA;
•

an increase of $5.0 million in legal and other professional and consulting fees primarily due to transaction related legal and finance costs in connection with the Merger Agreement and increased service provider costs to support our operational growth; and

•

an increase of $1.9 million in general overhead and corporate expenses due to increased costs associated with operating as a public company, such as director and officer insurance premiums and larger office facilities to accommodate our increased headcount.

These increased costs were partially offset by a decrease of $3.3 million in share-based compensation expense for stock options and restricted stock units granted to employees and board members due to the acceleration of vesting of certain stock options and restricted stock units as a result of the sale of RSL’s interest in the Company to Sumitomo Dainippon Pharma in December 2019.

Interest Expense, Net

Interest expense, net for the nine months ended December 31, 2020 consists of interest expense related to the Sumitomo Loan Agreement as well as the associated non-cash amortization of debt issuance costs, partially offset by interest income earned on interest bearing cash deposit accounts. Interest expense, net for the nine months ended December 31, 2019 includes the interest expense related to our prior loan agreement with Hercules, which was terminated in January 2020. Interest expense, net, increased by $2.0 million, to $4.5 million, for the nine months ended December 31, 2020 compared to $2.5 million for the nine months ended December 31, 2019 primarily due to the Company entering into the Sumitomo Loan Agreement in December 2019.

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

In November 2019, we filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes our $50.0 million “at-the market” equity offering program. As of February 12, 2021, we have not sold any common shares under our “at-the-market” equity offering program.

In December 2019, we entered into the Sumitomo Loan Agreement in the amount of $300.0 million. In February 2021, the Sumitomo Loan Agreement was amended to increase the amount available to us pursuant to the Sumitomo Loan Agreement to $425.0 million. Sumitomo Dainippon Pharma funded an initial amount of $87.5 million in December 2019, an amount of $122.0 million during the nine months ended December 31, 2020 and an additional amount of $58.0 million in January 2021. As of February 12, 2021, $267.5 million was outstanding under the Sumitomo Loan Agreement and $157.5 million remained available to us, which amount may be drawn down by us, upon request, no more than once in any calendar quarter, pursuant to funding requests by us that are made in accordance with our Board-approved operating budget.

As of December 31, 2020, we had an accumulated deficit of $434.7 million and a cash balance of $71.3 million, as compared to $322.3 million and $51.4 million, respectively, as of March 31, 2020. Prior to our IPO, the loan agreement with Hercules and the Sumitomo Loan Agreement, all operations had been financed through capital contributions or short-term advances from RSL or its affiliates.

Capital Requirements

For the three months ended December 31, 2020 and 2019, we had a net loss of $46.8 million and $41.3 million, respectively, and for the nine months ended December 31, 2020 and 2019, we had a net loss of $112.4 million and $95.5 million, respectively. We have never generated any revenue.

We expect to continue to incur significant operating losses and negative cash flows at least for the next several years. Our net losses and negative cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on our ability to generate product revenues, the timing of our planned clinical trials, our expenditures on other research and development activities and our commercialization efforts. We anticipate that our capital requirements will increase substantially as we:

•

increase our efforts to establish a sales, marketing and distribution infrastructure in anticipation of our commercial launch of GEMTESA in the United States, including the potential future payment obligations pursuant to the Co-Promotion Agreement, which are expected to begin in April 2023;

•	advance our Phase 3 COURAGE trial of GEMTESA for the treatment of OAB in men with BPH;
•	advance the clinical development of URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies beyond our ongoing Phase 2a trial;
•

expand our chemistry, manufacturing, and control and other manufacturing related activities, including increasing the scale of our external manufacturing capabilities to commercialize GEMTESA and any future drug candidates for which we may obtain regulatory approval;

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

Our primary use of cash is to fund the commercialization of GEMTESA for the treatment of OAB, advance our Phase 3 COURAGE trial for GEMTESA for the treatment of OAB in men with BPH, advance our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies, and to fund our general and administrative costs. We expect our operating expenses to continue to increase in the future as we expand our operations for the commercialization of GEMTESA and continue to develop GEMTESA for other indications and our gene therapy product candidate. Based on our anticipated spend and the timing of expenditure assumptions, we currently believe that our existing cash, together with the draw down under the Sumitomo Loan Agreement of $58.0 million in January 2021 and the remaining financing commitment from Sumitomo Dainippon Pharma of $157.5 million, which is available to us if our future funding requests are in accordance with our Board-approved operating budget, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on our current assumptions, including assumptions relating to the commercial launch of GEMTESA for the treatment of OAB and our ability to manage the amount and timing of our spend. Our current assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact on commercialization efforts due to the COVID-19 pandemic. We will need additional funding for our long-term commercial efforts for GEMTESA for the treatment of OAB, complete the clinical development of, and seek regulatory approval for, GEMTESA for the treatment of OAB in men with BPH and URO-902, and commercially launch URO-902, if approved.

In November 2020, we entered into the Merger Agreement. If the Merger is not approved by our shareholders as required by the Merger Agreement, any of the other conditions to the consummation of the Merger is not satisfied or waived, or the parties to the Merger Agreement fail to consummate the Merger for any other reason (see Note 6[A] to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information), we will seek to obtain additional capital as needed through equity financings, debt or other financing arrangements, such as potential collaboration, license or development agreements. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, or otherwise, as well as may be limited pursuant to the terms of the Sumitomo Loan Agreement and Sumitomo Dainippon Pharma’s ability to exert substantial influence and control over us due to Sumitomo Dainippon Pharma’s majority ownership of our outstanding common shares. As such, adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Until such time as we can generate substantial product revenue from sales of GEMTESA or any future product candidates, if  approved, we expect to finance our cash needs through a combination of the remaining financing commitment available to us from the Sumitomo Loan Agreement, equity offerings, debt financings and potential collaboration, license or development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. The Sumitomo Loan Agreement involves, and any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital, when needed, in sufficient amounts or on terms acceptable to us, or if the current financing commitment of $157.5 million under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board-approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the second calendar quarter of 2021 and substantial uncertainty would exist with respect to our ability to continue as a going concern. In addition, we will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next twelve months, including but not limited to, actions such as reduced personnel-related costs, delay or curtailment of our commercial launch efforts for GEMTESA, development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives in fiscal year 2021 and any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(110,269)	$(70,531)
Cash used in investing activities	(1,327)	(732)
Net cash provided by financing activities	133,059	117,854

Operating Activities

For the nine months ended December 31, 2020, $110.3 million of cash was used in operating activities. This was primarily attributable to a net loss of $112.4 million and an increase in prepaid expenses and other current assets of $8.0 million primarily for prepayments made to our CRO in advance of services completed for our Phase 3 COURAGE study and prepaid deposits to our CMO for future manufacturing of drug substance for GEMTESA. This amount was partially offset by $9.3 million in share-based compensation expense from stock options, restricted stock units and stock appreciation rights granted to employees and Board members, as well as the increased fair value of certain stock options classified as liability instruments, an increase of $1.2 million in accounts payable and accrued expenses, and $0.7 million in non-cash operating lease costs.

For the nine months ended December 31, 2019, $70.5 million of cash was used in operating activities. This was primarily attributable to a net loss of $95.5 million. This amount was partially offset by $14.8 million in share-based compensation expense from stock options and restricted stock units granted to employees and board members as a result of the acceleration of vesting of certain stock options and restricted stock units due to the sale of RSL’s interest in the Company to Sumitomo Dainippon Pharma in December 2019, an increase of $5.5 million in accounts payable and accrued expenses primarily due to the milestone payment due under the Kyorin collaboration agreement, a decrease of $2.9 million in prepaid expenses and other current assets primarily due to the expense of amounts paid in advance of services performed by our CRO for our Phase 3 EMPOWUR study, $0.5 million in non-cash operating lease costs, $0.2 million from the loss on disposal of furniture and equipment upon our move to a larger office space in Irvine, California, and $0.7 million for the amortization of the debt discount and issuance costs from the prior loan agreement with Hercules.

Investing Activities

For the nine months ended December 31, 2020 and 2019, $1.3 million and $0.7 million of cash was used in investing activities, respectively, primarily for the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2020, cash provided by financing activities of $133.1 million was primarily attributable to proceeds of $122.0 million from the loans under the Sumitomo Loan Agreement, proceeds of $10.5 million from the exercise of stock options, and proceeds from the issuance of common shares pursuant to the 2019 Employee Stock Purchase Plan of $0.6 million.

For the nine months ended December 31, 2019, cash provided by financing activities of $117.9 million was primarily attributable to proceeds of $87.5 million from the Sumitomo Loan Agreement, proceeds of $30.0 million from the prior loan agreement with Hercules, proceeds of $0.8 million from the exercise of stock options, and capital contributions from RSL of $0.3 million, offset by the payment of debt financing costs in connection with the prior loan agreement with Hercules of $0.4 million and deferred offering costs in connection with our “at-the-market” equity offering program of $0.2 million.

Contractual Obligations and Commitments

During the nine months ended December 31, 2020, there were no material changes outside of the ordinary course of business to our commitments and the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 19, 2020, except as described below.

During the nine months ended December 31, 2020, we received loans in the amount of $122.0 million pursuant to the Sumitomo Loan Agreement. See Note 5, “Related-party long-term debt” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this loan agreement. In addition, subsequent to December 31, 2020, in January 2021, we drew an additional $58.0 million under the Sumitomo Loan Agreement and, in February 2021, amended the Sumitomo Loan Agreement to increase the maximum principal amount available to be borrowed by the Company to $425.0 million. Subsequent to this draw, $267.5 million was outstanding under the Sumitomo Loan Agreement.

In October 2020, USG entered into the Co-Promotion Agreement with Sunovion. Pursuant to the Co-Promotion Agreement, among other things, USG appointed Sunovion as its co-promoter of GEMTESA to primary care physicians in the Territory for the period commencing upon the regulatory approval of GEMTESA and ending on March 31, 2026. See Note 6[G], “Related party transactions—Co-promotion agreement - Sunovion” to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the Co-Promotion Agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Significant estimates include assumptions used to determine which costs are charged to research and development and general and administrative expense, as well as assumptions used to estimate the fair value of common share and option awards and any potential impairments of long-lived assets (including intangible assets).

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended December 31, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant judgments and estimates” and in the footnotes to our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 19, 2020 other than the following.

Intangible Asset

Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. When development is successfully completed, which generally occurs when regulatory approval is obtained, the milestone payments made in connection with regulatory approvals are capitalized and deemed finite-lived intangible assets which are amortized, primarily on a straight-line basis if the pattern of cash flows cannot be reliably estimated, to cost of product sales over their respective estimated useful lives beginning at that point in time. Any future regulatory or sales-based milestone payments associated with the finite-lived intangible assets are also capitalized.

Intangible assets are reviewed for impairment on an annual basis as well as between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair values of the intangible assets are below their respective carrying amounts. When performing quantitative impairment assessments, we calculate the fair value using discounted cash flow models that require significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the product;
•	the life of the potential commercialized product and associated risks; and
•	risks related to the viability of and potential alternative treatments in any target markets.

If the carrying value of an intangible asset exceeds its fair value, then the intangible asset is written-down to its fair value.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

For a description of our legal proceedings, see “Shareholder Litigation” in Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, which was filed with the SEC on November 2, 2020.  Other than the additional risk factors related to the Merger Agreement and the Merger and the potential change to the competitive landscape for GEMTESA due to the Myrbetriq patent extension, there have been no material changes to the risks and uncertainties previously disclosed in such Quarterly Report on Form 10-Q.

Risks Related to the Proposed Merger

The conditions to the Merger set forth in the Merger Agreement may not be satisfied or waived in a timely manner or at all, and the Merger Agreement may be terminated in accordance with its terms, which could negatively impact our business, financial condition, results of operations, and the price of our common shares.

On November 12, 2020, we entered into the Merger Agreement. Completion of the Merger is subject to the satisfaction or waiver of several customary conditions, including: (i) receipt of each of the General Shareholder Approval and the Public Shareholder Approval (each as defined in Note 6[A] to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q) , (ii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger, (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications), (iv) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (v) the absence of a material adverse effect on USL.

If the Merger is not consummated on or before May 12, 2021, because any of the conditions set forth above have not been satisfied or waived or due any other impediment, then either USL or Sumitovant will be able to terminate the Merger Agreement (to the extent the terminating party’s breach of any provision of the Merger Agreement did not directly or indirectly cause the failure to consummate the Merger).  Similarly, if we do not obtain the Public Shareholder Approval at a special meeting of USL shareholders at which a vote on the Merger was taken, then either USL or Sumitovant will be able to terminate the Merger Agreement.  In addition, both USL and Sumitovant have the right to terminate the Merger Agreement if because of any breach of the Merger Agreement by the other party, the closing conditions regarding the accuracy of such party’s representations and warranties or the performance of such party’s obligations could not be satisfied as of the anticipated closing date. These terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms,  are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K with the SEC on November 13, 2020.

We intend to pursue the satisfaction or waiver, as applicable, of each condition to the completion of the Merger, including the receipt of the General Shareholder Approval and the Public Shareholder Approval. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

If the Merger is not completed, the share price of our common shares may change to the extent that the current market price of our common shares reflects an assumption that the Merger will be completed.  The failure of the parties to consummate the Merger could also result in negative publicity for the Company or negative impressions of us in the investment community or business community generally.  In addition, certain costs related to the Merger, including the fees and/or expenses of our legal and financial advisors, may be required to be paid even if the Merger is not completed.

The announcement of the Merger could negatively impact our business, financial condition, or results of operations.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Merger will be satisfied. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•

Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•	We may be unable to retain certain key employees who may seek and obtain different employment in anticipation of the completion of the Merger; and
•

Third parties may determine to delay or defer purchase decisions or contractual arrangements or terminate and/or attempt to renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

In addition to these risks, the announcement of our entry into the Merger Agreement could attract frivolous lawsuits from litigious parties that frequently target mergers of publicly-traded companies.  Indeed, since the announcement of the Merger Agreement on November 12, 2020 and the filing of the Company’s preliminary proxy statement with the SEC on December 29, 2020, three single-plaintiff lawsuits have been filed against USL and each of the directors serving on the Board concerning the Merger. See Part II, Item 1. “Legal Proceedings” for more information regarding such lawsuits. Responding to these lawsuits, and any other litigation targeting the Merger, will require the Company to incur legal costs and expenses and may divert the time and attention of our management away from our business operations.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to seek or accept a third-party proposal for an acquisition of the Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals.  Under certain circumstances set forth in the Merger Agreement, the Company is permitted to terminate the Merger Agreement to accept a superior proposal from a third party to acquire the Company; however, the Company would be required to pay Sumitovant a termination fee equal to $13,620,000 in connection with such termination.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer a greater value to our shareholders than the $16.25 per share merger consideration. Furthermore, even if a third party elects to propose an acquisition, the requirement that the Company must pay a termination fee to accept any such proposal may cause that third party to offer of a lower price to our shareholders than such third party might otherwise have offered.

Attending to matters related to the Merger could divert our management’s focus from our ongoing business operations.

Our management will need to take several actions in connection with the proposed Merger, including, among other things, holding a special meeting of our shareholders for the purposes of considering and voting on the adoption and approval of the Merger Agreement, filing a proxy statement, in preliminary and definitive form, in connection with its solicitation of proxies from our shareholders for the special meeting, responding to questions from our shareholders, employees, suppliers, counterparties and other interested stakeholders regarding the proposed Merger, addressing litigation brought against the Company and its directors in connection with the proposed Merger, ensuring that the Company complies with the various restrictions on the conduct of our business set forth in the Merger Agreement, and working with Sumitovant to ensure the various conditions to closing the Merger are satisfied or waived.

These tasks could divert our management’s focus away from our ongoing business operations or reduce the time or resources management could otherwise direct towards the commercial launch our lead product, GEMTESA, or the development, regulatory approval, and commercialization of GEMTESA for OAB in men with BPH or our gene therapy product candidate, URO-902.  If management is not able to devote sufficient time to these significant development and commercialization efforts, our business and the results of our operations could be materially impaired.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in January 2016, and our operations to date have primarily been developing and obtaining regulatory approval for GEMTESA for the treatment of OAB, organizing and staffing our company, and acquiring rights to GEMTESA and URO-902. We have not yet demonstrated an ability to manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize GEMTESA for the treatment of OAB and develop and obtain regulatory approval for our other targeted indication, OAB in men with BPH, as well as URO-902 for the treatment of OAB. We have never been profitable and have not generated any product revenue to date.

Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•	add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned commercialization efforts;
•

initiate and continue relationships with third-party manufacturers and have commercial quantities of our product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

•	attract and retain experienced management and advisory teams;
•	raise additional funds when needed and on terms acceptable to us;
•	commercially launch our product, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for our product;
•	set an acceptable price for our product and obtain coverage and adequate reimbursement from third-party payors;
•	achieve broad market acceptance of our product in the medical community and with third-party payors and consumers; and
•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even with the approval of GEMTESA for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. While we have a product that is available for commercial sale, we may never achieve profitability. Our net loss was $46.8 million and $41.3 million for the three months ended December 31, 2020 and 2019, respectively, and $112.4 million and $95.5 million for the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $434.7 million.

We expect to continue to incur substantial and increasing losses through the commercialization of our product GEMTESA and our gene therapy product candidate, if approved. We are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to manufacture and successfully market GEMTESA alone or in collaboration with others and to complete the development of, obtain necessary regulatory approvals for, and commercialize our gene therapy product candidate. We cannot assure you that we will be profitable even if we successfully commercialize our product. Our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common shares and our ability to raise capital and continue operations.

We expect our research and development expenses in connection with our development programs for GEMTESA for the treatment of OAB in men with BPH and our gene therapy product candidate to continue to be significant. In addition, we expect to incur increased sales, marketing and manufacturing expenses with the approval of GEMTESA. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had, and will continue to have, an adverse effect on our results of operations, financial position and working capital.

We are heavily dependent on the success of our lead product, GEMTESA, and if GEMTESA is not successfully commercialized, our business may be harmed.

We currently have one product that is approved for commercial sale, and we may never be able to develop another marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the commercialization of GEMTESA. Accordingly, our business currently depends heavily on the successful commercialization of GEMTESA.

Even though we have received regulatory approval for GEMTESA, we cannot be certain that GEMTESA will be successfully commercialized. The testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market GEMTESA in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

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

We rely exclusively on third-party manufacturers to manufacture GEMTESA and URO-902. Neither we, nor our suppliers or manufacturers have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

As our starting materials for GEMTESA are purchased outside of the U.S., a disruption in our ability to procure such materials may occur if exportation out of the countries where our third-party manufacturers are located is halted or delayed for a significant period of time due to COVID-19. Such a disruption could have a material adverse impact on our ability to timely manufacture sufficient product quantities for our expected future customer demand. Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites, which may be adversely affected by the COVID-19 pandemic.

We are currently conducting clinical trials for GEMTESA for the treatment of OAB in men with BPH in many countries. Many of these regions are currently being affected or may in the future be affected by the COVID-19 pandemic. For GEMTESA, from March 19, 2020 to April 27, 2020, we temporarily halted the screening of new patients into our Phase 3 COURAGE trial and Phase 2a trial for abdominal pain due to IBS and, for URO-902, from March 19, 2020 to May 4, 2020, we temporarily halted the screening of new patients in our Phase 2a trial due to the COVID-19 pandemic. Patients that were in the run-in phase or already enrolled in our ongoing studies continued with treatment pursuant to the clinical trial protocol and treatments were not halted or delayed. Since the end of the temporary halt in screening of new patients, we re-opened the clinical trial sites in a stepwise manner to allow for screening of new patients, and all of our study sites have be re-opened as of December 31, 2020. However, as the COVID-19 pandemic and spread of the virus has continued, the enrollment rates in our Phase 3 COURAGE trial and our Phase 2a trial for URO-902 have not met our initial projections. As a result, we have shifted our clinical trial timelines for the availability of top-line data for each study from the second half of 2021 to the first half of 2022. We continue to evaluate the impact the COVID-19 pandemic may have on our clinical development timelines and the future enrollment of patients in our Phase 3 COURAGE trial for GEMTESA and Phase 2a clinical trial for URO-902. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience further disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

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

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. In July 2020, the FDA announced that it began working towards resuming prioritized domestic inspections by either continuing, on a case-by-case basis, to conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval and surveillance inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unknown how long such delays or disruptions could last. Any elongation or de-prioritization of our clinical trials or delay in regulatory reviews resulting from such disruptions could materially affect the development and study of our product candidates.

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for GEMTESA due to the continuation or re-imposition of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in limiting our ability to conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. The continuation or re-imposition of these government-imposed orders, as applicable, may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings such as urologists’ offices and long-term care facilities may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively launch GEMTESA.

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

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to successfully commercialize GEMTESA or complete the development of, seek regulatory approval for and commercialize, GEMTESA for the treatment of OAB in men with BPH and our gene therapy product candidate.

We expect to spend substantial capital to commercialize GEMTESA and complete the development of, seek regulatory approvals for, and commercialize GEMTESA for the treatment of OAB in men with BPH and our gene therapy product candidate. These expenditures will include costs associated with our license agreements with Merck and ICI pursuant to which we are obligated to cover the development and commercialization costs of GEMTESA and URO-902, respectively, make payments in connection with the achievement of certain regulatory milestones prior to generating any product sales, make further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the sale of approved products.

We will require additional capital to successfully commercialize GEMTESA and to complete the development and potential commercialization of our gene therapy product candidate. Because the length of time and activities associated with successful development of GEMTESA for the treatment of OAB in men with BPH and our gene therapy product candidate is highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the disruption to our supply chains, business operations, commercialization efforts or clinical trials or to the resulting from the COVID-19 pandemic;
•	the disruption to the business or operations of our CROs or other third parties with whom we conduct business resulting from the COVID-19 pandemic;
•	future global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic;
•	the timing, costs and results of our Phase 3 COURAGE clinical trial of GEMTESA for the treatment of OAB in men with BPH;
•	the timing, costs and results of our Phase 2a clinical trial for URO-902 for the treatment of OAB in patients who have not responded to oral pharmacological therapies;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own;
•	the initiation, progress, timing and results of our commercialization of GEMTESA and our gene therapy product candidate, if approved, for commercial sale;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•

the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future products and product candidates; and

•	the effect of competing technological and market developments.

We currently believe that our existing cash, together with the proceeds of $58.0 million received in January 2021 pursuant to the Sumitomo Loan Agreement and the current remaining financing commitment available to us of $157.5 million pursuant to the Sumitomo Loan Agreement, will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong and changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and the impact of measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities and the impact of commercialization efforts due to the COVID-19 pandemic. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot be certain that additional capital when needed will be available on acceptable terms, or at all.

If we are unable to raise additional capital, as needed, in sufficient amounts or on terms acceptable to us, or if the current remaining financing commitment of $157.5 million available to us under the Sumitomo Loan Agreement is no longer available to us despite our future funding requests being in accordance with our Board-approved operating budget, we may have to significantly delay or scale back our operations to reduce working capital requirements beginning in the second calendar quarter of 2021. We will prioritize, as necessary and appropriate, steps to enable the continued operations of our business and the preservation of the value of our assets beyond the next twelve months, including, but not limited to, actions such as reducing personnel-related costs, curtailment of our commercial launch efforts for GEMTESA, development activities and other discretionary expenditures that are within our control.

Additionally, we may have to discontinue the development or commercialization of our current and any future products and product candidates, or potentially discontinue operations altogether. Attempting to secure additional capital, as needed, may divert the time and attention of our management from day-to-day activities and harm our product commercialization efforts and our gene therapy product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product and gene therapy product candidate, if approved, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our commercialization efforts and current product development programs.

The Sumitomo Loan Agreement contains certain covenants that could adversely affect our operations, and if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

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

The LIBOR calculation method may change, and LIBOR is expected to be phased out after 2021.

Loans under the Sumitomo Loan Agreement bear interest at a rate per annum equal to LIBOR plus a margin of 3.0% payable on the last day of each calendar quarter. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, or IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. Pursuant to the Sumitomo Loan Agreement, if LIBOR becomes unavailable in the future, we and Sumitomo Dainippon Pharma will negotiate in good faith to select an alternative interest rate and, if applicable as a result of such alternative interest rate, margin adjustment that is consistent with industry accepted successor rates for determining a LIBOR replacement. To the extent our interest rates increase as a result, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, the Sumitomo Loan Agreement, additional debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We rely on our license agreements with Merck and ICI to provide rights to the core intellectual property relating to GEMTESA and URO-902, respectively. Any termination or loss of significant rights under either agreement, would adversely affect our commercialization of GEMTESA and our development of URO-902.

We have licensed our core intellectual property relating to GEMTESA and URO-902 from Merck and ICI, respectively. If, for any reason, our license agreement with Merck or ICI is terminated or we otherwise lose those rights, it would adversely affect our business. Our license agreements impose on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Merck or ICI, and Merck or ICI may have the right to terminate our license, which would result in us being unable to develop, manufacture and sell our product and gene therapy product candidate.

Under our license agreement with ICI, ICI has transferred the manufacturing process to us or our designee for production of URO-902. If we require additional assistance from ICI after their obligation to assist us expires, our manufacture and development of URO-902 could be significantly delayed or otherwise adversely affected.

We may be required to make significant payments to third parties under our licensing and collaboration agreements for our current product and gene therapy product candidate.

Under our agreements with Merck, Kyorin and ICI, we are subject to significant obligations, including payment obligations upon the achievement of specified milestones and payments based on product sales, as well as other material obligations. Certain of the milestone payments payable by us under these agreements are due upon events that have or will occur prior to our planned commercialization of our product and gene therapy product candidate. Accordingly, we have and will be required to make such payments prior to the time at which we are able to generate revenue from sales of our product and gene therapy product candidate, if approved. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market a product or product candidate that we would otherwise develop and market ourselves.

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

We expect to hire, either directly, or through any current or future subsidiaries of ours, additional employees throughout the organization. We may have difficulties identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of GEMTESA or the development of URO-902 and any future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product and product candidates and compete effectively will partly depend on our ability to effectively manage any future growth.

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

In June 2020, we entered into the Market Access Services Agreement with Sunovion, a wholly-owned subsidiary of Sumitomo Dainippon Pharma. Sunovion has agreed to provide certain market access services with respect to the distribution and sale of GEMTESA. In October 2020, we entered into the Co-Promotion Agreement in which Sunovion agreed, among other things, to use its commercially reasonable efforts to co-promote GEMTESA to primary care physicians in the United States. Sunovion, because of its own business considerations, may be unable or unwilling to support our commercialization and operations pursuant to the Market Access Services Agreement and/or Co-Promotion Agreement, and we may not be able to realize the benefits of Sunovion’s broader commercial network, including its primary care physician salesforce.

If we are unable to access Sunovion’s commercial infrastructure, partner with its primary care physician salesforce in the United States, and obtain services that support our operations and the co-promotion of GEMTESA to primary care physicians pursuant to the Market Access Services Agreement and/or Co-Promotion Agreement, we will have to find alternative means to support our operations and the commercialization of our product, including establishing our own primary care physician salesforce. Building the commercial infrastructure that we have access to pursuant to the Market Access Services Agreement and establishing the primary care physician salesforce that will co-promote GEMTESA pursuant to the Co-Promotion Agreement in the United States may be prohibitively expensive and time consuming.  Accessing the distribution or support network of another third party or finding a new partner to co-promote GEMTESA to primary care physicians could be costly or require us to agree to exclusivity or otherwise give up valuable rights.  In addition, it may be difficult to find alternative service providers or a co-promotion partner on terms acceptable to us. Any of these events could result in delays in the commercialization of our product and may affect our ability to successfully market our product, which would adversely impact our business, results of operations and financial condition.

Finally, attempting to secure an alternative co-promotion partner, service provider, or access to commercial infrastructure if we or Sunovion is unable to perform under the Market Access Services Agreement and/or Co-Promotion Agreement for any reason may divert the time and attention of our management from our day-to-day operations and impair the development and commercialization of our product.

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

In the future, we may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our gene therapy product candidate in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our gene therapy product candidate because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our gene therapy product candidate as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

•	failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product and gene therapy product candidate, if approved, in various countries;
•	difficulties in managing foreign operations;
•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
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

The United Kingdom held a referendum on June 23, 2016 to determine whether the United Kingdom should leave the European Union, or remain as a member state, the outcome of which was in favor of leaving the European Union, which is commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. In January 2020, the European Council and the United Kingdom entered into a withdrawal agreement, which sets the terms of the withdrawal of the United Kingdom from the European Union and provided for a transition period that ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, and the European Union is anticipated to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters. Notably, under the trade and cooperation agreement, UK goods no longer benefit from the free movement of goods, and there is no longer the free movement of people between the United Kingdom and the European Union.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the changes to United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. For example, because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical studies, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product or gene therapy product candidate, which could significantly harm our business.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	significant costs to defend related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize GEMTESA or our current or future product candidates, if approved;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	decreased demand for GEMTESA or our current or future product candidates, if approved; and
•	loss of revenue.

The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of GEMTESA or our current or future product candidates, if approved.

Risks Related to Our Industry

Our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s Good Clinical Practice, or GCP, or current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our gene therapy product candidate or cause delays and disruptions for the approval of our gene therapy product candidate, if any. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations. As a result of the consummation of the Sumitomo Transaction, we are affiliated with different entities, and any misconduct or improper activities by the employees of these new affiliates could have an adverse effect on our results of operations.

Risks Related to Development, Regulatory Approval and Commercialization

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the effects of the COVID-19 pandemic on its operations and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including those disruptions that may be caused by the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in March 2020, the FDA announced its intention to temporarily postpone certain inspections of both foreign and domestic manufacturing facilities. In July 2020, the FDA announced that it began working towards resuming prioritized domestic inspections by either continuing, on a case-by-case basis, to conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval and surveillance inspections. In addition, between December 22, 2018 and ending on January 25, 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If temporary reductions in operations due to the COVID-19 pandemic or repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

Product candidates require extensive clinical testing before we are prepared to submit a New Drug Application, or NDA, or a Biologics License Application, or BLA, or other similar application for regulatory approval. While we received NDA approval for GEMTESA in December 2020, it is uncertain whether we will submit an NDA for regulatory approval of GEMTESA for any other product indication or a BLA for our gene therapy product candidate, URO-902. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA or other regulatory authorities may not agree with our proposed analysis plans for any clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of an NDA or similar application. The FDA may also find that the benefits of our product candidates do not outweigh their risks in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

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

The commencement and completion of clinical trials may be delayed by several factors, including:

•

impacts of the COVID-19 pandemic such as disruptions or delays to standard study monitoring practices, study drug shipments, biological pharmacokinetics sample shipments, patient enrollment, data analysis and reporting of results due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials;

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

Further, we, the FDA or other regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGMP regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our Investigational New Drug, or IND, or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In addition, prior to our acquisition of the rights to GEMTESA and URO-902, we had no involvement with or control over the nonclinical or clinical development of the product and gene therapy product candidate. Additionally, pursuant to our collaboration agreement with Kyorin, who retains exclusive rights from Merck to develop and commercialize vibegron in Japan and certain other Asian territories, we may use supportive data generated by Kyorin in connection with seeking regulatory approval of GEMTESA in the territories in which we have rights to develop and commercialize GEMTESA. We are dependent on Merck, Kyorin and ICI having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to our current product and gene therapy product candidate, having correctly collected and interpreted the data from these trials and other research, and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these assets. Problems related to predecessors could result in increased costs and delays in the development of our gene therapy product candidate, which could adversely affect our ability to generate future revenue from sales of our gene therapy product candidate, if approved.

Our gene therapy product candidate, URO-902, is based on a novel technology, and the regulatory landscape that governs gene therapy products is uncertain and may change, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

The use of gene therapy in the treatment of OAB is novel. There can be no assurance that we will not experience problems or delays with the assessment of the current drug supply and in the future with developing our gene therapy product candidate and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, which may prevent us from completing our clinical studies or commercializing URO-902 on a timely or profitable basis, if at all. We expect that the supply of URO-902 that was transferred to us under the ICI license agreement will only be sufficient for us to complete our Phase 2a study. Any issues we experience in the future with respect to the manufacturing or availability of URO-902 could significantly delay our URO-902 development program and harm our business prospects.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of URO-902. For example, in 2003, clinical trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well publicized adverse events, including reported cases of leukemia. Adverse events in our clinical trials, even if not ultimately attributable to our gene therapy product candidate, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of URO-902 or any future gene therapy product candidates, stricter labeling requirements for such product candidates if approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy, and we cannot be sure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials and, if approved, commercialization of URO-902 or any future product candidates could be halted or delayed, which would have a negative impact on our business and operations.

Reported data or other clinical development announcements by Kyorin or other third parties may adversely affect our commercialization of GEMTESA in the United States.

Kyorin developed vibegron for the treatment of OAB in Japan and in September 2018, received marketing approval from Japan’s Ministry of Health, Labour and Welfare for vibegron for the treatment of adults with OAB. In November 2018, Kyorin launched vibegron for the treatment of OAB in Japan. Previously, Kyorin reported positive results from its Phase 3 clinical trial in Japan for the treatment of OAB. If subsequent announcements by Kyorin regarding vibegron are unfavorable, or post-marketing data or Phase 4 clinical trials conducted by Kyorin are unfavorable or result in new safety signals in Japan during any such post-marketing or Phase 4 clinical trial, it could negatively impact our commercialization efforts for GEMTESA in the United States. Any unexpected measure by the Japanese regulatory agencies following approval of vibegron in Japan, including any measures due to unexpected post-marketing safety signals, may also affect our regulatory approval for GEMTESA in the United States. In addition, we face similar risks to the extent that third parties develop vibegron in other Asian territories.

The results of our clinical trials may not support our proposed claims for our current or future product candidates, or regulatory approval at all.

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of nonclinical studies and early clinical trials of our current or future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon a product candidate and may delay development of any other product candidates.

Any delay in, or termination of, our clinical trials will delay the submission of an NDA in the United States or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates. Even if our clinical trials are completed as planned for our product candidates, we cannot be certain that their results will support any potential claims for differentiation or the effectiveness or safety of those product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our studies support the differentiated claims we may propose. We cannot guarantee that we will obtain approval for the differentiated claims we propose, if at all. Any failure to support our claims for differentiation or obtain approval from the FDA for the differentiated claims we propose could adversely impact our ability to compete with other available therapies.

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

We are aware of several companies that are working to develop drugs that would compete against GEMTESA and URO-902 for the treatment of OAB. For example, Velicept Therapeutics, Inc. is advancing solabegron, a beta-3 agonist initially developed by GlaxoSmithKline plc, as a twice-daily and once-daily formulation into Phase 2b clinical trials. In addition to solabegron, there are several other product candidates under development for the treatment of OAB. Taiho Pharmaceutical Co., Ltd., is developing TAC-302, a novel neurite outgrowth enhancer, currently in Phase 2 clinical trials in Japan. Dong-A ST Co., Ltd., is developing DA-8010, a novel anticholinergic, currently in a Phase 2 clinical trial in South Korea. Taris Biomedical LLC is developing TAR-302, an intravesicular drug-delivery system for trospium, an anticholinergic drug, currently in Phase 1b clinical trials. In addition, a number of companies are developing injectable neurotoxins (biosimilar onabotulinumtoxinA, abobotulinumtoxinA, and nivobotulinumtoxinA) for OAB, and Allergan has advanced a BOTOX-based sustained release gel (RTGel) for the treatment of OAB into Phase 2 clinical development.

We also face competition from other drugs and therapies currently approved for the treatment of OAB. Anticholinergic drugs have been the standard of pharmacologic care for OAB since the approval of flavoxate in 1970 and oxybutynin in 1975. Anticholinergics continue to account for the largest share of prescriptions written for the treatment of OAB in the United States. There are a number of widely prescribed anticholinergics approved for sale in the United States, including solifenacin, tolterodine and oxybutynin. Duchesnay USA has also signed an agreement with Apogepha to market Mictoryl® (propiverine hydrochloride) an anticholinergic and calcium antagonist in the United States once all FDA regulatory reviews have been completed. Propiverine hydrochloride was first approved in Germany in 1992 and is widely marketed outside of the United States. In addition, we will face competition from mirabegron (Myrbetriq, marketed by Astellas) and Allergan’s BOTOX, each of which are FDA-approved therapies used for the treatment of OAB. Recently, Myrbetriq was granted a new patent that extends its exclusivity to 2030 and as a result we will face continued competitive pressures in the market. Furthermore, we expect to face additional competition from generic products as the patent protection for competitor’s products expire.

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

Our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize therapies that are superior to other products in the market;
•	demonstrate through our clinical trials that our product is differentiated from existing and future therapies;
•	attract and retain qualified scientific, product development and commercial personnel;
•	obtain patent or other proprietary protection for our technologies and product;
•	obtain required regulatory approvals, including approvals to market our product in ways that are differentiated from existing and future therapies;
•	successfully manufacture and commercialize GEMTESA and our gene therapy product candidate, if approved;

•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product and gene therapy product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA or other regulatory authority approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

If we are not able to obtain required regulatory approvals for our gene therapy product candidate, URO-902, or for other product candidates we may have in the future, we will not be able to commercialize such product candidates, and our ability to generate product revenue will be materially impaired.

Activities associated with the development and commercialization of our gene therapy product candidate, URO-902, and any other product candidates we may have in the future, including the design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution of such product candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for, and thus commercialize such candidates, could negatively impact our ability to generate revenue from product sales.

The time required to obtain approval of a BLA or NDA by the FDA or similar regulatory authorities outside of the United States is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

We have not yet submitted a BLA for URO-902. Obtaining approval of an NDA, BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates, including through amendments to the NDA or BLA, for many reasons, including:

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

GEMTESA and our gene therapy product candidate may cause adverse effects or have other properties that could limit their market acceptance and could delay or prevent the regulatory approval or limit the scope of any approved label for our gene therapy product candidate.

Adverse events caused by our gene therapy product candidate or that of adjuncts, could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials, and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our current or future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects.

In particular, there have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia in trials using earlier generation viral vectors. While URO-902 uses a plasmid vector, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If GEMTESA, or our gene therapy product candidate, if approved, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance and could substantially increase the costs of commercializing GEMTESA or our gene therapy product candidate, if approved.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Prior to obtaining approval to commercialize a product candidate, we must demonstrate acceptable stability under various conducts and for commercially viable lengths of time. Given the timing for completion of validation, it is possible that we could experience delays in FDA approval and/or delays in the commercial launch of our product candidates solely as a result of the time it takes to demonstrate acceptable stability. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we obtain regulatory approval for any of our current or future product candidates, we will still face extensive regulatory requirements, and our product may face future development and regulatory difficulties.

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

The FDA and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

For example, certain policies of the previous U.S. administration may impact our business and industry. Namely, the previous U.S. administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

GEMTESA, or our current or future product candidates, if approved, may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

GEMTESA, or any of our current or future product candidates, if approved, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of GEMTESA and our gene therapy product candidate, if approved, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the content of the approved product label;
•	product label differentiation from other OAB therapies;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	utilization controls imposed by third-party payors, such as prior authorizations and step edits; and
•	any restrictions on the use of our product together with other medications.

Because we expect sales of GEMTESA to generate substantially all of our product revenue for the foreseeable future, the failure of GEMTESA to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing GEMTESA or any of our current or future product candidates, even if they are approved by the FDA.

We are developing the infrastructure for the sales, marketing, and distribution of GEMTESA. In order to market GEMTESA, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for GEMTESA, we will need a sales and marketing organization.

We are currently building a focused sales, distribution and marketing infrastructure to market GEMTESA in the United States, which includes utilizing an established infrastructure of a third party, Sunovion. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay our product launch, which would adversely impact the commercialization of GEMTESA. In addition, we have completed the recruitment process for our sales force and continue to establish our marketing capabilities in anticipation of the commercial launch of GEMTESA, and if such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of GEMTESA in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in our products, and that collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sales and marketing of GEMTESA and our gene therapy product candidate, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to operationalize the services to be provided to us pursuant to the Market Access Services Agreement and/or the Co-Promotion Agreement for the commercialization of GEMTESA, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring GEMTESA or any current or future product candidates to market or generate product revenue. We could enter into additional arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to any current or future product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish or maintain adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing GEMTESA or any current or future product candidate and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an adequate internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could adversely affect our business.

If GEMTESA or our current or future product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market in certain jurisdictions in which we have exclusive commercialization rights. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

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

The Patient Protection and Affordable Care Act and future legislative changes may increase the difficulty and cost for us to commercialize GEMTESA and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to GEMTESA are the following:

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

We cannot predict the full impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. For example, in January 2016, the Centers for Medicare and Medicaid Services issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. Further, there have been judicial and Congressional challenges to the Affordable Care Act, and then President Trump issued executive orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. We expect there will be additional challenges and amendments to the Affordable Care Act in the future. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

Further, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the out-of-pocket cost of prescription drugs, reform government program reimbursement methodologies for drugs, increase manufacturer rebates for certain drugs in Medicare Part D and provide Medicare Part D plans more control over formularies. At the federal level, the previous Trump administration’s budget proposals and executive orders proposed additional drug price control measures that could be implemented through future rulemakings, pilot programs, or in future legislation, including, for example, measures to permit negotiations of prices under Medicare, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, then President Trump’s proposed executive orders could enable states to import certain drugs from Canada if deemed safe and effective and consistent with current law, could allow a pilot to test international reference pricing in Medicare Part B, and could prohibit the payment of rebates to Part D Plans, Medicaid Managed Care Plans, and pharmacy benefit managers and instead permit such rebates to be provided at the point of sale to patients. The Trump administration also released a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs” that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Moreover, the Drug Supply Chain Security Act, which was enacted in 2012 as part of the Food and Drug Administration Safety and Innovation Act, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize GEMTESA or our gene therapy product candidate, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing

European Union and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect our ability to commercialize GEMTESA or our gene therapy product candidate, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for GEMTESA or additional pricing pressures and make it more difficult for us to attain profitability.

Coverage and adequate reimbursement may not be available for GEMTESA, which could make it difficult for us to sell it profitably.

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. For example, in November 2019, we commissioned a third-party market research study to assess how GEMTESA would be covered. The research firm interviewed representatives of payors, who are involved with, but not solely responsible for, coverage and reimbursement decisions. Such interviewees represented payors covering over 147 million U.S. commercial and Medicare Part D lives. The payor representatives interviewed expect that GEMTESA will likely be managed at a preferred or non-preferred branded tier, without restrictions by a majority of payors, allowing patients to make the choice of whether to pay a higher co-pay for a branded product or a lower co-pay for a generic. This market research study has no bearing on the payors, and any assumptions or interpretations based on the results of this study, may ultimately be inaccurate. The payor research does not warrant this management will take place at launch or prior to product review. There is no assurance that GEMTESA would achieve adequate coverage and reimbursement levels, or that restrictions, including prior authorizations, will not be required by payors. There also is no assurance as to the timeline for obtaining any level of coverage for GEMTESA; coverage and reimbursement levels may not be achieved at or near launch.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products, to the extent that patients who are prescribed our products are not separately reimbursed for the cost of the product. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time, it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit based reimbursement system may adversely affect our business, financial condition and prospects. In addition, the Medicare physician fee schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of GEMTESA or lowers reimbursement for procedures using our products could harm our business.

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

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that GEMTESA or any of our current or future product candidates, if approved, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and will rely on third parties to produce GEMTESA and clinical and commercial supplies of our current and future product candidates.

We do not have the capabilities to conduct drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Both Merck and ICI are obligated to reasonably assist us during a specified time-period with a technical transfer of the manufacturing process to us or our designee for production of GEMTESA and URO-902, respectively. Although ICI has already transferred the manufacturing process of URO-902 to us, we may still need additional assistance if we experience any setbacks with the manufacturing on the larger scale. If ICI fails to fulfill their respective continuing obligations, as applicable, or if we require additional assistance after their obligation to assist us expires, our development of URO-902 could be significantly delayed or otherwise adversely affected.

Pursuant to our agreement with Merck, Merck provided us with a supply of GEMTESA, which we may only utilize in preclinical and clinical work. We expect that the GEMTESA drug substance transferred to us under our agreement with Merck will be sufficient for us to complete our currently planned clinical trial for the treatment of OAB in men with BPH. Additionally, supplies from our commercial manufacturers have become available and may be used in on-going and future clinical studies. We also expect that the URO-902 drug substance transferred to us under our license agreement with ICI will be sufficient for us to complete our Phase 2a study if materials continue to meet all specifications. We have recently contracted with a third-party vendor for the manufacturing of URO-902 for future preclinical studies and clinical trials, but the vendor has not yet manufactured any URO-902. We intend to contract with third-party vendors for commercialization if and when URO-902 receives marketing approval.

If we are unable to initiate or continue our relationship with one or more of these third-party manufacturers, we could experience delays in our development efforts and subsequent commercialization for any of our approved product candidates, as we locate and qualify new or additional manufacturers.

Third-party vendors may be difficult to identify for process and formulation development and manufacturing for GEMTESA and our gene therapy product candidate due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidate. If our manufacturers or we are unable to purchase these raw materials for GEMTESA, the commercial launch of GEMTESA would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of GEMTESA.

The facilities used by our contract manufacturers to manufacture GEMTESA must be approved by the FDA pursuant to inspections that were conducted prior to FDA approval of our NDA for GEMTESA. We are currently contracted with one contract manufacturer for our supply of GEMTESA. Such contract manufacturer has begun commercial manufacturing of GEMTESA. If the completion of commercial manufacturing is delayed, any such delay would impact our expected timing for the commercial launch of GEMTESA and could harm our business, operating results and prospects.

Further, if we are not able to identify additional contract manufacturers for the commercial supply of GEMTESA and are not able to produce a sufficient commercial supply of GEMTESA to support its commercial launch, it may jeopardize our ability to successfully commercialize GEMTESA and generate any revenue. Also, if additional contract manufacturers are identified but are ultimately not approved by the FDA, we would have unnecessarily incurred additional manufacturing costs. This may be costly, and our investment would be lost if we could not utilize these additional contract manufacturers in the future.

In addition, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, they will not be able to supply us with sufficient product or secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If these facilities are unable to supply us with sufficient product or if FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercialize GEMTESA and develop, obtain regulatory approval for or commercialize our gene therapy product candidate, if approved. Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured GEMTESA or gene therapy product candidate ourselves, including:

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
•

reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell GEMTESA or our gene therapy product candidate, if approved, or any future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;

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

Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize GEMTESA or our gene therapy product candidate, if approved, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production of GEMTESA or our gene therapy product candidate.

We currently rely on a single supplier for the enzyme used to manufacture GEMTESA, and if we encounter any difficulties in procuring such enzyme, it may harm our business.

Currently, we rely on a single supplier, Codexis, for its proprietary enzyme that we use to manufacture GEMTESA, and we have agreed to purchase from Codexis all of our requirements for such enzyme for use in our clinical and commercial production of GEMTESA for the first six years after the first approval in either the United States, Europe or Canada. However, if following the first six years after such approval, if any, we are unable to continue to obtain the proprietary enzyme from Codexis, or make arrangements for an alternative source for such enzyme, we may encounter difficulties or delays in continuing to produce GEMTESA on a commercial scale.

Furthermore, there can be no assurance that Codexis will be able to meet our commercial needs for the enzyme used to manufacture GEMTESA. Any business or economic challenges our supplier faces, including compliance with regulatory authorities, whether in the ordinary course or not, could impair its ability to meet our needs. Accordingly, there is a risk that supplies of our product may be significantly delayed by or may become unavailable as a result of any issues affecting our supplier’s production of its proprietary enzyme.

Changes in methods of product manufacturing or formulation may result in additional costs or delays.

It is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate and jeopardize our ability to commercialize our product candidate and generate revenue.

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

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our current and future drug development programs, GEMTESA, and our gene therapy product candidate. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to GEMTESA and our current and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future drug development programs, GEMTESA, and our gene therapy product candidate. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover GEMTESA or our current and any future product candidates in the United States or in other foreign countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable.

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect GEMTESA or our current and any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may obtain. Even if patents do successfully issue based on our patent applications, and even if such patents cover GEMTESA and URO-902, uses of GEMTESA and URO-902, or other aspects related to GEMTESA, URO-902 or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us in the future could deprive us of rights necessary for the successful commercialization of GEMTESA or any of our current or future product candidates, if approved. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs, GEMTESA, and our gene therapy product candidate fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for GEMTESA or any of our current or future product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize GEMTESA or future drugs. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any such outcome could have an adverse effect on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for GEMTESA or our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term and obtaining data exclusivity for GEMTESA or our gene therapy product candidate, our business may be harmed.

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

The validity, scope and enforceability of any patents listed in the Orange Book that cover GEMTESA can be challenged by third parties.

With the FDA approval of GEMTESA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug containing GEMTESA, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for GEMTESA; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for GEMTESA, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing, for example, GEMTESA, and relies in whole or in part on studies conducted by or for us. Also, if competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with GEMTESA.

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

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product and gene therapy product candidate.

We have licensed certain intellectual property rights covering GEMTESA from Merck and URO-902 from ICI. If, for any reason, our license agreement with either of these licensors is terminated or we otherwise lose those rights, it could adversely affect our business. These license agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering GEMTESA or any of our current or future product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of one or more third parties to commercialize our product and gene therapy product candidate, if approved, including for example, use of a patented or proprietary DNA delivery-related technology to manufacture and commercialize URO-902. If we are unable to obtain licenses from such third parties when needed or on commercially reasonable terms, our ability to commercialize our product and gene therapy product candidate, if approved, would likely be delayed.

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

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of GEMTESA or any of our current or future product candidates.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that GEMTESA, our gene therapy product candidate or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. For example, we have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for GEMTESA, and based on these searches and evaluations to date, we do not believe that there are valid patents that contain granted claims that could be asserted with respect to GEMTESA. However, we may be incorrect.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of GEMTESA or our gene therapy product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that GEMTESA or our gene therapy product candidate may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of GEMTESA or our gene therapy product candidate, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize GEMTESA or such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize GEMTESA or the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize GEMTESA or our gene therapy product candidate, if approved. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of GEMTESA or our gene therapy product candidate, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize GEMTESA or our gene therapy product candidate, which could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our drugs, GEMTESA or gene therapy product candidate, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of GEMTESA or our gene therapy product candidate in any jurisdiction.

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

The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on GEMTESA or our current or future product candidates. Such a loss of patent protection could harm our business.

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

Filing, prosecuting and defending patents covering GEMTESA or our current and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Because we expect to rely on third parties to manufacture GEMTESA and our current and any future product candidates, and we expect to continue to collaborate with third parties on the development of GEMTESA and our current and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our collaboration or similar agreements. For example, under our collaboration agreement with Kyorin, we are obligated to share with Kyorin certain information relating to the development of vibegron including reports from nonclinical studies and clinical trials. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs, or in-license needed technology or other product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to commercialize GEMTESA, continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our gene therapy product candidate, if approved.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for GEMTESA and our current and any future product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our products or product candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•

others may be able to make formulations or compositions that are the same as or similar to GEMTESA or our gene therapy product candidate, but that are not covered by the claims of the patents that we own;

•	others may be able to make product that is similar to GEMTESA or our gene therapy product candidate that is not covered by the patents that we exclusively licensed and have the right to enforce;
•	we, our licensor or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•	we or our licensor might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
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

In addition, our common shares are held by a relatively small number of holders. Sumitovant owns approximately 70% of our outstanding common shares as of February 12, 2021. Moreover, our officers and directors have the right to acquire our common shares through any equity awards granted to them, subject to vesting conditions. Consequently, our common shares may have a limited public float and low average daily trading volume, which could affect a holder’s ability to sell common shares or the price at which they can be sold.

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

The market price of our common shares has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	the announcement of, or a failure to complete, the Merger;
•	actions by Sumitomo Dainippon Pharma or Sumitovant with respect to us or Sumitovant’s investment in our common shares;
•	failure to successfully commercialize GEMTESA;
•	any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•	results of clinical trials of our current and future product candidates or those of our competitors;
•

any delay in future NDA filings or similar applications for GEMTESA and any other product candidates and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of future NDA submissions or similar applications, as the case may be;

•	failure to successfully develop and commercialize our current or any future product candidates;
•	failure to maintain our relationships with Merck and ICI or to comply with the terms of our license agreements with these licensors;
•	inability to obtain additional funding;
•	regulatory or legal developments in the United States or other countries or jurisdictions applicable to GEMTESA or our current and any future product candidates;
•	adverse regulatory decisions;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for GEMTESA or our current or any future product candidates, or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	changes in the market valuations of similar companies;
•	market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in estimates of financial results or investment recommendations by securities analysts;
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

As of February 12, 2021, Sumitovant controls a majority of the voting power of our outstanding common shares. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company is a “controlled company” if more than 50% of the voting power for the election of its directors is held by an individual, group or another company. In addition, Sumitovant has the right to designate two directors to our board of directors, each of whom have three votes on all matters presented to the board.  Together, the Sumitovant designated directors can control all matters presented to our board of directors for a vote. For so long as the Sumitovant designated directors control all such matters presented, we will be a “controlled company” and may elect not to comply with certain corporate governance requirements in accordance with the Nasdaq listing rules, including the requirements:

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

Sumitovant beneficially owns approximately 70% of the voting power of our outstanding common shares as of February 12, 2021. This majority ownership position, in combination with it acting as our primary lender pursuant to the Sumitomo Loan Agreement, gives Sumitovant the ability to exert substantial influence and control over us and our operations. For example, Sumitovant and its lone shareholder, Sumitomo Dainippon Pharma, will be able to control, among other things, elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction involving the Company.

Sumitovant and Sumitomo Dainippon Pharma’s ability to control such decisions is subject to the terms of the investor rights agreement we entered into with Sumitovant and Sumitomo Dainippon Pharma on December 27, 2019, or the Investor Rights Agreement.  The Investor Rights Agreement provides that for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors, any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 80% of our outstanding voting power must be approved by the holders of a majority of our outstanding voting shares that are not beneficially owned by Sumitovant or its affiliates, or the Minority Shares.  In addition, the Audit Committee must approve any transaction that would increase Sumitomo Dainippon Pharma’s beneficial ownership to over 76% of our outstanding voting power (if occurring prior to December 27, 2021) and any other related person transactions between Sumitomo Dainippon Pharma or certain of its affiliates and us, consistent with our existing related person transactions policy. Our Audit Committee is composed entirely of independent directors.

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

We are party to various related party agreements with Sumitovant and its affiliates, including the Merger Agreement, the Voting and Support Agreement, the Sumitomo Loan Agreement, the Investor Rights Agreement, the Information Sharing Agreement, the Market Access Services Agreement, and the Co-Promotion Agreement, and we may enter into other related party agreements with Sumitovant or its affiliates in the future. These entities and their shareholders, including certain of our directors and employees, may have interests which differ from our interests or those of the holders of our Minority Shares. Any material transaction between us and Sumitovant or its affiliates is subject to our related party transaction policy, which requires prior approval of such transaction by our Audit Committee. Because Sumitomo Dainippon Pharma beneficially owns more than 10% of the voting interests of RSL, Sumitomo Dainippon Pharma is considered a “principal owner” of RSL under applicable accounting standards. For so long as Sumitomo Dainippon Pharma maintains a 10% or more ownership stake in RSL, transactions between us and RSL will be deemed related party transactions.  The Investor Rights Agreement also requires that any related person transactions between us and Sumitomo Dainippon Pharma or its affiliates must be approved by the Audit Committee, consistent with our related person transactions policy, for so long as Sumitomo Dainippon Pharma or certain of its affiliates beneficially own between 50% and 90% of the total number of votes entitled to be cast at elections of our directors.

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

As of December 31, 2020, there were an aggregate of 5,661,674 common shares subject to outstanding options, stock appreciation rights, and restricted stock units. We have filed a registration statement on Form S-8 under the Securities Act to register the total number of our common shares that may be issued under our equity incentive plans, including these outstanding options, stock appreciation rights, restricted stock units and any equity awards we may grant in the future. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the contractual restrictions described above. Sales of these common shares may have an adverse effect on the trading price of our common shares. In addition, in the future we may issue common shares or other securities if we need to raise additional capital. We have filed a registration statement on Form S-3 under the Securities Act to register the offer and sale of up to an aggregate of $200.0 million of our securities, which includes $50.0 million of our common shares under our “at-the-market” equity offering program. As of February 12, 2021, we have not sold any common shares pursuant to this “at-the-market” equity offering program. The number of our new common shares issued in connection with raising additional capital could constitute a material portion of our then outstanding common shares, and the issuance of our common shares in an equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common shares.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

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

We are a Bermuda company, and it may be difficult for shareholders to enforce judgments against us, our directors, or executive officers.

We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. As we are incorporated under the laws of Bermuda and all or a substantial portion of our assets are located outside the United States, a shareholder may need to effect service of process upon us in Bermuda. There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by a Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. The courts of Bermuda would recognize as a valid judgment, a final and conclusive judgment in personam obtained in a U.S. court pursuant to which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty). The courts of Bermuda would give a judgment based on such a U.S. judgment as long as (i) the U.S. court had proper jurisdiction over the parties subject to the judgment; (ii) the U.S. court did not contravene the rules of natural justice of Bermuda; (iii) the U.S. judgment was not obtained by fraud; (iv) the enforcement of the U.S. judgment would not be contrary to the public policy of Bermuda; (v) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; (vi) there is due compliance with the correct procedures under the laws of Bermuda; and (vii) the U.S. judgment is not inconsistent with any judgment of the courts of Bermuda in respect of the same matter.

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

Our actual effective tax rate may vary from our expectation, and that variance may be material. A number of factors may increase our future effective tax rates, including: (i) the jurisdictions in which profits are determined to be earned and taxed; (ii) the resolution of issues arising from any future tax audits with various taxing authorities; (iii) changes in the valuation of our deferred tax assets and liabilities; (iv) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;

(v) changes in the taxation of share-based compensation; (vi) changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and (vii) challenges to the transfer pricing policies related to our structure.

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

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from the sale or exchange of investment property, and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income, rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares. In addition, special information reporting may be required.

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

We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we were or are classified as a PFIC in the prior, current and future taxable years. In addition, recently finalized U.S. Treasury Regulations, of which we are continuing to assess the impact, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

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

General Risk Factors

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

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, malware and ransomware, and other cybersecurity threats such as phishing and social engineering attacks. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, or our suppliers. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised, further development of our current or future product and product candidates could be delayed, and we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, lose trade secrets or other confidential information, each of which could significantly harm our business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On January 15, 2021, Sumitomo Dainippon Pharma funded an additional amount of $58.0 million to us under the Sumitomo Loan Agreement. On February 5, 2021, the Sumitomo Loan Agreement was amended to increase the total amount available to Company pursuant to the terms of Sumitomo Loan Agreement to $425.0 million. As of February 12, 2021, $267.5 million was outstanding under the Sumitomo Loan Agreement and $157.5 million remained available to us, which amounts may be drawn down by us no more than once in any calendar quarter, subject to funding requests made by the Company in accordance with the Company’s Board-approved operating budget. The loans mature and are payable in full on the five-year anniversary of the closing date of the Sumitomo Loan Agreement or December 27, 2024. See Note 5-Related-party long-term debt for additional information regarding loans under the Sumitomo Loan Agreement, including our obligations thereunder and the interest rate on loans under such Sumitomo Loan Agreement.

Item 6.Exhibits.

Exhibit Number	Description		Incorporated by Reference			Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of November 12, 2020, among Urovant Sciences Ltd., Sumitovant Biopharma Ltd., and Merger Sub.	8-K	001-38667	2.1	11/13/20

3.1	Certificate of Incorporation.	S-1	333-226169	3.1	7/13/18

3.2	Memorandum of Association.	S-1	333-226169	3.2	7/13/18

3.3	Second Amended and Restated Bye-laws.	10-Q	001-38667	3.3	2/13/20

10.1*	Co-Promotion Agreement, dated October 6, 2020, by and between the Company and Sunovion Pharmaceuticals, Inc.					X

10.2*	First Amendment to Market Access Services Agreement, dated December 21, 2020, by and between the Company and Sunovion Pharmaceuticals, Inc.					X

10.3*	Second Amendment to Market Access Services Agreement, dated January 8, 2021, by and between the Company and Sunovion Pharmaceuticals, Inc.					X

10.4	First Amendment to Loan Agreement, dated February 5, 2021, by and between Sumitomo Dainippon Pharma Co., Ltd. and Urovant Sciences Ltd.	8-K	001-38667	10.1	2/9/21

10.5	Voting and Support Agreement, dated November 12, 2020, between Urovant Sciences Ltd. and Sumitovant Biopharma Ltd.	8-K	001-38667	10.1	11/13/20

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
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

UROVANT SCIENCES LTD.

Date:	February 12, 2021	By:	/s/ James Robinson
James Robinson
Principal Executive Officer (duly authorized officer)

Date:	February 12, 2021	By:	/s/ Ajay Bansal
Ajay Bansal
Principal Financial Officer